Form 10-Q
period 2012-03-31
ROI Acquisition Corp.
filed 2012-05-15
CIK 1532543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number:   001-35437

ROI ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	6770	45-3414553
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

9 West 57th Street New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (212) 825-0400

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No  ☒

As of May 15, 2012, there were 9,666,250 shares of Company’s common stock issued and outstanding.

ROI ACQUISITION CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

ITEM 1. INTERIM FINANCIAL STATEMENTS	3

Balance Sheets	3
Statements of Operations	4
Statement of Stockholders’ Equity	5
Statements of Cash Flows	6
Notes to Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

Overview	13
Results of Operations	13
Liquidity and Capital Resources	13
Critical Accounting Policies	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4. CONTROLS AND PROCEDURES	14

PART II. OTHER INFORMATION	15

ITEM 1. LEGAL PROCEEDINGS	15

ITEM 1A. RISK FACTORS	15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4. REMOVED AND RESERVED	16

ITEM 5. OTHER INFORMATION	16

ITEM 6. EXHIBIT	17
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ROI Acquisition Corp.

(a corporation in the development stage)

BALANCE SHEETS

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash	$642,807	$39,381
Prepaid expenses	50,889
Total current assets	693,696	39,381
Noncurrent assets:
Deferred offering costs	-	260,609
Investments and cash held in trust	75,100,000
Total assets	$75,793,696	$299,990
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued offering costs	$14,951	$-
Accounts payable and accrued expenses	88,324	210,000
Note payable-sponsor		100,000
Total current liabilities	103,275	310,000

Deferred underwriter fee	2,250,000
Total liabilities	2,353,275	310,000

Commitments and contingencies
Common stock subject to possible redemption; 6,844,042 shares at $10.00	68,440,420

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares; 9,666,250 and 2,156,250 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively (including 6,844,042 shares at redemption value at March 31, 2012)	967	216
Additional paid-in capital	5,122,361	24,784
Deficit accumulated during the development stage	(123,327)	(35,010)
Total stockholders’ equity	5,000,001	(10,010)
Total liabilities and stockholders’ equity	$75,793,696	$299,990

See accompanying notes to interim financial statements.

ROI Acquisition Corp.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2012	For the period from September 19, 2011 (date of inception) to March 31, 2012
Revenue	$-	$-
General and administrative expenses	93,319	128,395
Loss from operations	(93,319)	(128,395)
Other income, net	5,002	5,068
Net loss attributed to common shares outstanding	$(88,317)	$(123,327)
Weighted average number of common shares outstanding, basic and diluted	4,797,129	3,388,660
Loss per common share, basic and diluted	$(0.02)	$(0.04)

See accompanying notes to interim financial statements.

ROI Acquisition Corp.

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from September 19, 2011 (date of inception) to March 31, 2012

	Common Stock			Deficit Accumulated
	Shares	Amount	Additional Paid-in Capital	During Development Stage	Total Stockholders’ Equity
Sale of common stock to Sponsor on October 6, 2011 at $0.01159 per unit	2,156,250	$216	$24,784	$-	$25,000
Net loss for the period ended December 31, 2011				(35,010)	(35,010)
Balances at December 31, 2011 (audited)	2,156,250	216	24,784	(35.010)	(10,010)
Sale of common stock to Chairman on February 29, 2012 at $10.00 per unit (unaudited)	10,000	1	99,999		100,000
Sale of common stock through public offering on February 29, 2012 at $10.00 per unit (unaudited)	7,500,000	750	74,999,250		75,000,000
Underwriters’ fees and offering expenses (unaudited)			(4,686,252)		(4,686,252)
Proceeds from private placement of 4,166,667 warrants (unaudited)			3,125,000		3,125,000
Proceeds subject to possible redemption of 6,844,042 shares (unaudited)			(68,440,420)		(68,440,420)
Net loss for the 3 months ended March 31, 2012 (unaudited)				(88,317)	(88,317)
Balances, at March 31, 2012 (unaudited)	9,666,250	$967	$5,122,361	$(123,327)	$5,000,001

See accompanying notes to interim financial statements.

ROI Acquisition Corp.

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2012	For the period from September 19, 2011 (date of inception) to March 31, 2012
Cash flows from operating activities
Net loss	$(88,317)	$(123,327)
Adjustments to reconcile net loss to net cash used in operating activities
Prepaid expenses	(50,889)	(50,889)
Accounts payable and accrued expenses	53,324	88,324
Net cash used in operating activities	(85,882)	(85,892)

Cash flows from investing activities
Proceeds deposited into Trust account	(75,100,000)	(75,100,000)
Net cash used in investing activities	(75,100,000)	(75,100,000)

Cash flows from financing activities
Proceeds from sale of common stock through public offering	75,000,000	75,000,000
Proceeds from the sale of common stock to Sponsor	-	25,000
Proceeds from the sale of common stock to Chairman	100,000	100,000
Proceeds from Sponsor to purchase warrants	3,125,000	3,125,000
Proceeds from notes payable - related party	70,000	170,000
Repayment of notes payable - related party	(170,000)	(170,000)
Payments of offering costs	(2,335,692)	(2,421,301)
Net cash provided by financing activities	75,789,308	75,828,699

Net increase in cash	603,426	642,807

Cash, beginning of period	$39,381	$-
Cash, end of period	$642,807	$642,807

Supplemental schedule of non-cash financing activities:
Accrued offering costs	$14,951	$14,951
Deferred underwriter fee payable	$2,250,000	$2,250,000

See accompanying notes to interim financial statements.

ROI Acquisition Corp.

(a corporation in the development stage)

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

(1)	Interim Financial Information

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2012 and the results of operations for the quarter ended March 31, 2012 and for the period from September 19, 2011 (date of inception) to March 31, 2012. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The results of operations for the quarter ended March 31, 2012 and for the period from September 19, 2011 (date of inception) to March 31, 2012 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

(2)	Organization and Nature of Business Operations

ROI Acquisition Corp. (the “Company”) is a newly organized Delaware blank check company formed on September 19, 2011 for the purpose of, directly or indirectly, effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or engaging in any other similar business combination with one or more businesses or assets (the “Business Combination”).

The Company’s sponsor is ROIC Acquisition Holdings LP (the “Sponsor”). At March 31, 2012, the Company had not commenced any operations. All activity through March 31, 2012 relates to the Company’s formation and public offering (“Public Offering,” described below in Note 5). The Company changed its fiscal year-end from March 31 to December 31.

The registration statement for the Public Offering was declared effective on February 24, 2012. The Company consummated the Public Offering on February 29, 2012 and received net proceeds of approximately $73.5 million which includes $3,225,000 received for the purchase of 4,166,667 warrants by the Sponsor and 10,000 units by the Chairman and is net of approximately $4.7 million of legal, accounting, and underwriting fees (see Note 6).

Company’s management has broad discretion with respect to the specific application of the net proceeds of the offering, although substantially all of the net proceeds of the offering are intended to be generally applied toward effecting a Business Combination. The Company’s efforts in identifying prospective target businesses will not be limited to a particular industry or geographic region for purposes of consummating its initial Business Combination. While the Company may pursue an acquisition opportunity in any business industry or sector, the Company intends to focus on industries or sectors that complement the Company’s management team’s background, such as the consumer sector, and in particular the restaurant industry in the United States and globally.

Net proceeds of approximately $75 million from the Public Offering and simultaneous private placement of the sponsor warrants (as described below in Note 6) will be held in a trust account (the “Trust Account”). Except for the interest income earned on the Trust Account balance that may be released to the Company to pay any income and franchise taxes and to fund the Company’s working capital requirements, and any amounts necessary to purchase up to 15% of the Company’s shares issued as part of the Units described in Note 5 if the Company seeks stockholder approval for its initial Business Combination, none of the funds held in the Trust Account will be released until the earlier of the completion of the Company’s initial Business Combination and the redemption of 100% of the Company’s public shares if the Company is unable to consummate a Business Combination by November 29, 2013, 21 months from the closing of the offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its stockholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less franchise and income taxes payable, upon the consummation of the Company’s initial Business Combination, subject to the limitations described herein. There will be no redemption rights with respect to outstanding warrants or private placement units.

If the Company seeks stockholder approval, the Company will consummate its initial Business Combination only if a majority of the outstanding shares of common stock voted in favor of the Business Combination. In such case, the Sponsor has agreed to vote its Founder Shares (as defined in Note 7) as well as any public shares purchased during or after the Public Offering in favor of the Company’s initial Business Combination. In addition, the Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and any public shares it may hold in connection with the consummation by the Company of a Business Combination. The Company’s officers and directors have also agreed to waive their redemption rights with respect to any public shares in connection with the consummation of the Company’s initial Business Combination.

If the Company does not effect a Business Combination by November 29, 2013, 21 months from the closing of the offering, the Company will liquidate the Trust Account and distribute the amount then held in the Trust Account, including interest but net of franchise and income taxes payable and less up to $50,000 of such net interest that may be released to the Company from the Trust Account to pay liquidation expenses, to the Company’s public stockholders, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its redemption rights with respect to its Founder Shares if the Company fails to consummate a Business Combination within the 21-month time period, although the Sponsor will be entitled to redemption with respect to any public shares it holds if the Company fails to consummate a Business Combination within such time period.

(3)	Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC.

(4)	Summary of Significant Accounting Policies

(a)	Fair Value of Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheet.

(b)	Investments held in the Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination.

As of March 31, 2012, investment securities in the Company’s Trust Account consist of approximately $75,100,000 in U.S. government treasury bills with a maturity of 180 days or less.

(c)	Cash and cash equivalents

The Company considers all highly-liquid instruments with original maturities of three months or less to be cash equivalents.

(d)	Redeemable Common Stock

As discussed in Note 2, all of the 75,000,000 common shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Stockholder Approval provisions. In accordance with ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Charter provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, at March 31, 2012, 6,844,042 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at March 31, 2012).

(e)	Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common shares to settle warrants held by the Sponsor (see Note 6), as calculated using the treasury stock method. As the Company reported a net loss for the three months ended March 31, 2012 and for the period from September 19, 2011 (date of inception) to March 31, 2012, the effect of the 7,500,000 warrants issued in the Public Offering and 4,176,667 warrants issued in the private placements have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

(f)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(g)	Deferred Offering Cost

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at March 31, 2012, Public Offering costs totaling approximately $4.7 million (including $4,125,000 in underwriters fees) have been charged to stockholders’ equity.

(h)	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

(i)	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

(j)	Development stage company

The Company complies with the reporting requirement of FASB ASC 915, “Development Stage Entities.” At March 31, 2012, the Company had not commenced any operations. All activity through March 31, 2012 relates to the Company’s formation and the offering. Following such offering, the Company will not generate any operating revenues until after completion of a business transaction at the earliest, if at all. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the offering.

(k)	Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2012 and December 31, 2011. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized for the period from September 19, 2011 (date of inception) to March 31, 2012. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

(5)	Public Offering

The Company sold 7,500,000 units at a price of $10.00 per unit (“Unit”). Each Unit consists of one share of common stock of the Company, and one warrant (“Warrant”). Each Warrant entitles the holder to purchase one share of common stock of the Company at a price of $12.00 per share. The Warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or twelve months from the closing of the offering, provided in each case that the Company has an effective registration statement under the Securities Act of 1933, as amended, covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Warrants has not been declared effective within 60 days following the closing of the Company’s initial Business Combination, holders of the Warrants may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants during the exercise period, or if holders of the Warrants did not exercise their Warrants on a cashless basis under the above provision, there will be no cash settlement of the Warrants and the Warrants will expire worthless. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sales price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

A contingent fee equal to 3.0% of the aggregate amount of the funds released from the trust account to the Company or to the target upon consummation of the Company’s initial Business Combination will become payable to the underwriter from the amounts held in the trust account solely in the event the Company consummates its initial business transaction.

The underwriters were also granted a 45-day option to purchase up to an additional 1,125,000 Units to cover over-allotments, if any. This option expired unexercised on April 9, 2012.

(6)	Related Party Transactions

(a)	Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Clinton Group, Inc., an affiliate of the Sponsor. Services will commence on the date the securities are first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Under this agreement, the Company has incurred $12,069 for the periods presented.

(b)	Sponsor Warrants

The Sponsor has purchased, in a private placement, 4,166,667 warrants prior to the offering at a price of $0.75 per warrant (for an aggregate purchase price of $3,125,000) from the Company.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the Sponsor will expire worthless. The Company recorded the private placement warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815-40.

The Sponsor will be entitled to registration rights pursuant to the registration rights agreement that was signed on the date of the prospectus for the offering. The Sponsor is entitled to demand registration rights and certain “piggy-back” registration rights with respect to its shares of common stock, the warrants and the shares of common stock underlying the warrants, commencing on the date such shares of common stock or warrants are released from lockup. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

(c)	Private Placement Units sold to Chairman

Thomas J. Baldwin, the Company’s Chairman and Chief Executive Officer, has purchased an aggregate of 10,000 units (“Private Placement Units”) at a price of $10.00 per unit, each unit consisting of one share of common stock and one warrant exercisable to purchase one share of common stock, in a private placement that closed simultaneously with the consummation of the offering. Mr. Baldwin has agreed to waive his redemption rights with respect to the private placement units in connection with the consummation of the Company’s initial Business Combination.

The Private Placement Units are identical to the Units sold in the offering except that the Private Placement Units are subject to certain transfer restrictions, except as follows: with certain limited exceptions, the Private Placement Units are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (1) one year after the completion of the Company’s initial Business Combination and (2) the date on which the Company consummates a liquidation, share exchange, share reconstruction and amalgamation, or other similar transaction after the Company’s initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the Company’s share price reaches or exceeds $12.50 for any 20 trading days within any 30-trading day period during the lock-up period, 50% of the Private Placement Units will be released from the lock-up and, if the Company’s share price reaches or exceeds $15.00 for any 20 trading days within any 30-trading day period during the lock-up period, the remaining 50% of the Private Placement Units shall be released from the lock-up.

Mr. Baldwin is entitled to registration rights pursuant to a registration rights agreement. Mr. Baldwin is entitled to demand registration rights and certain “piggy-back” registration rights with respect to his units and the warrants and the shares of common stock underlying the units. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

(7)	Founder Shares

On October 6, 2011, the Sponsor purchased 2,156,250 shares of common stock (“Founder Shares”) for an aggregate amount of $25,000, or approximately $0.01 per share.

The Founder Shares are identical to the shares of common stock included in the Units sold in the offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor has agreed to forfeit up to 281,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Sponsor will own 19.98% of the Company’s issued and outstanding shares after the offering. The Sponsor is currently in the process of forfeiting 281,250 Founder Shares.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (1) one year after the completion of the Company’s initial Business Combination and (2) the date on which the Company consummates a liquidation, share exchange, share reconstruction and amalgamation, or other similar transaction after the Company’s initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”). Notwithstanding the foregoing, if the Company’s share price reaches or exceeds $12.50 for any 20 trading days within any 30-trading day period during the Lock-Up Period, 50% of the Sponsor Shares will be released from the lock-up and, if the Company’s share price reaches or exceeds $15.00 for any 20 trading days within any 30-trading day period during the Lock Up Period, the remaining 50% of the Sponsor Shares shall be released from the lock-up. In addition, 551,471 Founder Shares (or 634,191 Founder Shares if the underwriters’ over-allotment option is exercised in full) will be subject to forfeiture by the Sponsor as follows: (1) 284,091 Founder Shares (or 326,705 Founder Shares if the underwriters’ over-allotment option is exercised in full) will be subject to forfeiture in the event the last sales price of the Company’s shares does not equal or exceed $15.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 5 years following the closing of the Company’s initial Business Combination and (2) the remaining 267,380 Founder Shares (or 307,487 Founder Shares if the underwriters’ over-allotment option is exercised in full) will be subject to forfeiture in the event the last sales price of the Company’s shares does not equal or exceed $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 5 years following the closing of the Company’s initial Business Combination. In addition, notwithstanding the Sponsor’s ability to transfer, assign or sell its Founder Shares to permitted transferees during the lock-up periods described above, the Sponsor has agreed not to transfer, assign or sell the Sponsor earn-out shares (whether to permitted transferees or otherwise) before the applicable forfeiture condition lapses.

(8)	Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	March 31, 2012 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments and cash held in Trust Account	$75,100,000	$75,100,000	$-	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to ROI Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a newly organized Delaware blank check company formed on September 19, 2011 for the purpose of, directly or indirectly, effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or engaging in any other similar Business Combination with one or more businesses or assets (the “Business Combination”).

The registration statement for the Public Offering was declared effective on February 24, 2012. The Company consummated the Public Offering on February 29, 2012 and received net proceeds of approximately $75,000,000 which includes $3,225,000 received for the purchase of 4,166,667 warrants by the Sponsor and 10,000 units by the Chairman (see Note 6).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the offering, although substantially all of the net proceeds of the offering are intended to be generally applied toward effecting a Business Combination. The Company’s efforts in identifying prospective target businesses will not be limited to a particular industry or geographic region for purposes of consummating its initial Business Combination. While the Company may pursue an acquisition opportunity in any business industry or sector, the Company intends to focus on industries or sectors that complement the Company’s management team’s background, such as the consumer sector, and in particular the restaurant industry in the United States and globally.

Results of Operations

For the quarter ended March 31, 2012 we had a net loss of $88,317 and incurred costs of approximately $4,426,000 with regard to our initial public offering. For the period from September 19, 2011 (date of inception) to March 31, 2012 we had a net loss of $123,327 and incurred costs of approximately $4,686,000 with regard to our initial public offering. We believe that we have sufficient funds available to complete our efforts to effect an initial Business Combination with an operating business within the required 21 months from February 29, 2012.

Liquidity and Capital Resources

On February 29, 2012, we consummated our Public Offering of 7,500,000 units at a price of $10 per unit, the private sale of 4,166,667 warrants (the “Sponsor Warrants”) to ROI Acquisition Holdings, LP (our “Sponsor”) for $3,125,000, and the private sale of 10,000 units to the Chairman for $100,000. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants and Chairman units of approximately $73.5 million, net of the non-deferred portion of the underwriting commissions of $4.2 million and had offering costs and other expenses of approximately $500,000. For a further description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 5 of the unaudited interim financial statements included in Part I, Item 1 and Part II, Item 2 of this report. As of March 31, 2012, we had cash of $642,807. Until the consummation of our Public Offering, our only source of liquidity were loans made to us by our Sponsor. These loans were repaid out of the proceeds of the Public Offering.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 payable to Clinton Group, Inc., an affiliate of our Sponsor, for office space, administrative services and secretarial support.

Services commenced on February 24, 2012, the date the securities were first listed on the Nasdaq, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

Critical Accounting Policies

Estimates

The preparation of interim financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Loss per common share:

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

Recent accounting pronouncements:

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on September 19, 2011 for the purpose of effecting a Business Combination. We were considered in the development stage at March 31, 2012 and had not yet commenced any operations. As of March 31, 2012, the Company held a US Treasury Bill of approximately $75,095,000 which was subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated February 24, 2012 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated February 24, 2012 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Sponsor has purchased, in a private placement, 4,166,667 warrants prior to the offering at a price of $0.75 per warrant (for an aggregate purchase price of $3,125,000) from the Company.

Thomas J. Baldwin, the Company’s Chairman, has purchased an aggregate of 10,000 units (“Private Placement Units”) at a price of $10.00 per unit, each unit consisting of one share of common stock and one warrant exercisable to purchase one share of common stock, in a private placement that closed simultaneously with the consummation of the offering. Mr. Baldwin has agreed to waive his redemption rights with respect to the private placement units in connection with the consummation of the Company’s initial Business Combination.

On October 6, 2011, the Sponsor purchased 2,156,250 shares of common stock shares (“Founder Shares”) for an aggregate amount of $25,000, or approximately $0.01 per share.

For a further description of these transactions, we refer you to Note 6 and Note 7 of the unaudited interim financial statements included in Part I, Item 1 of this report.

Use of Proceeds from the Initial Public Offering

On February 29, 2012, we consummated our Public Offering of 7,500,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $12.00 per share. The warrants will become exercisable on the later of (i) 30 days after the completion of the initial Business Combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before we send the notice of redemption. The units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $75,000,000. Deutsche Bank Securities acted as sole book-running manager of the Public Offering (the “Underwriters”). We also registered an option to the Underwriters to purchase an aggregate of 1,125,000 units to cover over-allotment, if any. The Underwriters notified the Company that they will not exercise the over-allotment option in full or in part. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 173687). The SEC declared the registration statement effective on February 24, 2012.

We paid a total of $1,875,000 in underwriting discounts and commissions and approximately $500,000 for other costs and expenses related to the offering. In addition, the Underwriters agreed to defer $2.25 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination, if consummated. We also repaid notes outstanding to our Sponsor (an entity controlled by George Hall, our Chief Investment Officer) from the proceeds of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $2.25 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination if consummated) and the offering expenses, the total net proceeds from our Public Offering and the private placement of Sponsor Warrants was approximately $75.8 million of which $75.1 million (or approximately $10.00 per unit sold in the Public Offering) was placed in a trust account. The proceeds held in the trust account may be invested by the trustee only in cash or U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and that invest solely in U.S. Treasuries.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROI ACQUISITION CORP.

Dated: May 15, 2012	/s/ Thomas J. Baldwin
Thomas J. Baldwin
Chief Executive Officer

