Form 10-Q
period 2012-06-30
ROI Acquisition Corp.
filed 2012-08-13
CIK 1532543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, there were 9,385,000 shares of Company’s common stock issued and outstanding.

ROI ACQUISITION CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Balance Sheets	3
Statements of Operations	4
Statement of Stockholders’ Equity	5
Statements of Cash Flows	6
Notes to Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
Special Note Regarding Forward Looking Statements	13
Overview	13
Results of Operations	13
Liquidity and Capital Resources	13
Critical Accounting Policies	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4. CONTROLS AND PROCEDURES	14

PART II. OTHER INFORMATION	15

ITEM 1. LEGAL PROCEEDINGS	15

ITEM 1A. RISK FACTORS	15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4. REMOVED AND RESERVED	16

ITEM 5. OTHER INFORMATION	16

ITEM 6. EXHIBIT	17
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ROI Acquisition Corp.

(a corporation in the development stage)

BALANCE SHEETS

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$611,254	$39,381
Noncurrent assets:
Deferred offering costs	-	260,609
Investments and cash held in trust	75,123,270	-
Total assets	$75,734,524	$299,990
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued offering costs	$14,700	$-
Franchise tax accrual	62,000	-
Accounts payable and accrued expenses	44,863	210,000
Note payable-sponsor	-	100,000
Total current liabilities	121,563	310,000

Deferred underwriter fee	2,250,000
Total liabilities	2,371,563	310,000

Commitments and contingencies
Common stock subject to possible redemption; 6,836,296 shares at $10.00	68,362,960	-

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares; 2,548,704 and 2,156,250 shares issued and outstanding at June 30, 2012 and December 31, 2011 respectively, (excluding 6,836,296 shares subject to possible redemption at June 30, 2012)	256	216
Additional paid-in capital	5,200,532	24,784
Deficit accumulated during the development stage	(200,787)	(35,010)
Total stockholders’ equity (deficit)	5,000,001	(10,010)
Total liabilities and stockholders’ equity	$75,734,524	$299,990

See accompanying notes to interim financial statements.

ROI Acquisition Corp.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2012	Six months ended June 30, 2012	For the period from September 19, 2011 (date of inception) to June 30, 2012
Revenue	$-	$-	$-
State franchise taxes, other than income tax	62,000	62,000	62,000
Other general and administrative expenses	34,515	127,834	162,910
Loss from operations	(96,515)	(189,834)	(224,910)
Other income:
Interest income	19,055	24,057	24,123
Loss before income tax expense	(77,460)	(165,777)	(200,787)
Income tax expense	-	-	-
Net loss attributed to common shares outstanding	$(77,460)	$(165,777)	$(200,787)
Weighted average number of common shares outstanding, basic and diluted	2,568,859	2,479,258	2,360,817
Loss per common share, basic and diluted	$(0.03)	$(0.07)	$(0.09)

See accompanying notes to interim financial statements.

ROI Acquisition Corp.

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from September 19, 2011 (date of inception) to June 30, 2012

(unaudited)

	Common Stock		Additional	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Sale of common stock to Sponsor on October 6, 2011 at $0.01159 per unit	2,156,250	$216	$24,784	$-	$25,000
Net loss for the period ended December 31, 2011				(35,010)	(35,010)
Balances at December 31, 2011	2,156,250	216	24,784	(35,010)	(10,010)
Sale of common stock to Chairman on February 29, 2012 at $10.00 per unit (unaudited)	10,000	1	99,999		100,000
Sale of common stock through public offering on February 29, 2012 at $10.00 per unit (unaudited)	7,500,000	750	74,999,250		75,000,000
Underwriters’ fees and offering expenses (unaudited)			(4,686,252)		(4,686,252)
Proceeds from private placement of 4,166,667 warrants (unaudited)			3,125,000		3,125,000
Proceeds subject to possible redemption of 6,836,296 shares (unaudited)	(6,836,296)	(683)	(68,362,277)		(68,362,960)
Forfeiture of common stock by Sponsor on April 9, 2012 (unaudited)	(281,250)	(28)	28		-
Net loss for the six months ended June 30, 2012 (unaudited)				(165,777)	(165,777)
Balances, at June 30, 2012 (unaudited)	2,548,704	$256	$5,200,532	$(200,787)	$5,000,001

See accompanying notes to interim financial statements

ROI Acquisition Corp.

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2012	For the period from September 19, 2011 (date of inception) to June 30, 2012
Cash flows from operating activities
Net loss	$(165,777)	$(200,787)
Change in operating assets and liabilities:
Franchise tax accrual	62,000	62,000
Accounts payable and accrued expenses	9,863	44,863
Net cash used in operating activities	(93,914)	(93,924)

Cash flows from investing activities
Proceeds deposited into Trust account	(75,100,000)	(75,100,000)
Interest on Trust Account	(23,270)	(23,270)
Net cash used in investing activities	(75,123,270)	(75,123,270)

Cash flows from financing activities
Proceeds from sale of common stock through public offering	75,000,000	75,000,000
Proceeds from the sale of common stock to Sponsor	-	25,000
Proceeds from the sale of common stock to Chairman	100,000	100,000
Proceeds from Sponsor to purchase warrants	3,125,000	3,125,000
Proceeds from notes payable - related party	70,000	170,000
Repayment of notes payable - related party	(170,000)	(170,000)
Payments of offering costs	(2,335,943)	(2,421,552)
Net cash provided by financing activities	75,789,057	75,828,448

Net increase in cash	571,873	611,254

Cash and cash equivalents, beginning of period	$39,381	$-
Cash and cash equivalents, end of period	$611,254	$611,254

Supplemental schedule of non-cash financing activities:
Accrued offering costs	$14,700	$14,700
Deferred underwriter fee payable	$2,250,000	$2,250,000

See accompanying notes to financial statements

ROI Acquisition Corp.

(a corporation in the development stage)

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

(1) Interim Financial Information

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2012 and the results of operations for the periods ended June 30, 2012 and for the period from September 19, 2011 (date of inception) to June 30, 2012. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

As of June 30, 2012, the Company’s sponsor is ROIC Acquisition Holdings LP (the “Sponsor”). The Sponsor is in the process of transferring its shares and warrants to an affiliate in the third quarter of 2012. At June 30, 2012, the Company had not commenced any operations. All activity through June 30, 2012 relates to the Company’s formation and public offering (“Public Offering,” described below in Note 5). The Company’s fiscal year-end is December 31.

The registration statement for the Public Offering was declared effective on February 24, 2012. The Company consummated the Public Offering on February 29, 2012 and received net proceeds of approximately $73.5 million which includes $3.2 million received for the purchase of 4,166,667 warrants by the Sponsor and 10,000 units by the Chairman and is net of approximately $4.7 million of legal, accounting, and underwriting fees (see Note 6).

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

Net proceeds of approximately $75 million from the Public Offering and simultaneous private placement of the sponsor warrants (as described below in Note 6) are held in a trust account (the “Trust Account”). Except for the interest income earned on the Trust Account balance that may be released to the Company to pay any income and franchise taxes and to fund the Company’s working capital requirements, and any amounts necessary to purchase up to 15% of the Company’s shares issued as part of the Units described in Note 5 if the Company seeks stockholder approval for its initial Business Combination, none of the funds held in the Trust Account will be released until the earlier of the completion of the Company’s initial Business Combination and the redemption of 100% of the Company’s public shares if the Company is unable to consummate a Business Combination by November 29, 2013, 21 months from the closing of the offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

If the Company does not effect a Business Combination by November 29, 2013, 21 months from the closing of the offering, as discussed in Note 5, the Company will liquidate the Trust Account and distribute the amount then held in the Trust Account, including interest but net of franchise and income taxes payable and less up to $50,000 of such net interest that may be released to the Company from the Trust Account to pay liquidation expenses, to the Company’s public stockholders, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

As of June 30, 2012, investment securities in the Company’s Trust Account consist of approximately $75,123,000 in U.S. government treasury bills with a maturity of 180 days or less. The Company classifies its securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities' fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

(c) Cash and cash equivalents

The Company considers all highly-liquid instruments with original maturities of three months or less to be cash equivalents.

(d) Redeemable Common Stock

As discussed in Note 2, all of the 7,500,000 common shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Stockholder Approval provisions. In accordance with ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Charter provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against common stock and paid-in capital. Accordingly, at June 30, 2012, 6,836,296 public shares are classified outside of permanent equity at its redemption value. As the Company may withdraw all of the interest earned on the Trust account to fund working capital purposes, including the payment of franchise and income taxes payable, the redemption value will always be equal to the pro rata share of the initial amount deposited into the Trust account ($75.1 million/7,510,000) or $10.00 per share.

(e) Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common shares to settle warrants held by the Sponsor (see Note 6), as calculated using the treasury stock method. As the Company reported a net loss for the six months ended June 30, 2012 and for the period from September 19, 2011 (date of inception) to June 30, 2012, the effect of the 7,500,000 warrants issued in the Public Offering and 4,176,667 warrants issued in the private placements have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share. The presentation of basic and diluted net loss per share excludes common shares subject to possible redemption.

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

(g) Deferred Offering Cost

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at June 30, 2012, Public Offering costs totaling approximately $4.7 million (including $4,125,000 in underwriters fees) have been charged to stockholders’ equity.

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

(j) Development stage company

The Company complies with the reporting requirement of FASB ASC 915, “Development Stage Entities.” At June 30, 2012, the Company had not commenced any operations. All activity through June 30, 2012 relates to the Company’s formation and the offering. Following such offering, the Company will not generate any operating revenues until after completion of a business transaction at the earliest, if at all. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the offering.

(k) Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2012 and December 31, 2011. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized for the period from September 19, 2011 (date of inception) to June 30, 2012. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

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

(6) Related Party Transactions

(a) Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Clinton Group, Inc., an affiliate of the Sponsor. Services will commence on the date the securities are first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Under this agreement, the Company has incurred $30,000 for the three month period ended June 30, 2012, a cumulative $42,069 for the six month period ended June 30 2012, and a cumulative $42,069 for the period from September 19, 2011 (date of inception) to June 30, 2012.

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

The Founder Shares are identical to the shares of common stock included in the Units sold in the offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor has forfeited 281,250 Founder Shares on April 9, 2012 since the over-allotment option was not exercised by the underwriters. As a result, the Sponsor owns 1,875,000 shares of common stock which equals 19.98% of the Company’s issued and outstanding shares.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (1) one year after the completion of the Company’s initial Business Combination and (2) the date on which the Company consummates a liquidation, share exchange, share reconstruction and amalgamation, or other similar transaction after the Company’s initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”). Notwithstanding the foregoing, if the Company’s share price reaches or exceeds $12.50 for any 20 trading days within any 30-trading day period during the Lock-Up Period, 50% of the Sponsor Shares will be released from the lock-up and, if the Company’s share price reaches or exceeds $15.00 for any 20 trading days within any 30-trading day period during the Lock Up Period, the remaining 50% of the Sponsor Shares shall be released from the lock-up. In addition, 551,471 Founder Shares will be subject to forfeiture by the Sponsor as follows: (1) 284,091 Founder Shares (or 326,705 Founder Shares if the underwriters’ over-allotment option is exercised in full) will be subject to forfeiture in the event the last sales price of the Company’s shares does not equal or exceed $15.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 5 years following the closing of the Company’s initial Business Combination and (2) the remaining 267,380 Founder Shares will be subject to forfeiture in the event the last sales price of the Company’s shares does not equal or exceed $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 5 years following the closing of the Company’s initial Business Combination. In addition, notwithstanding the Sponsor’s ability to transfer, assign or sell its Founder Shares to permitted transferees during the lock-up periods described above, the Sponsor has agreed not to transfer, assign or sell the Sponsor earn-out shares (whether to permitted transferees or otherwise) before the applicable forfeiture condition lapses.

(8) Investments and cash held in Trust

As of June 30, 2012, investment securities in the Company’s Trust Account consist of $75,123,120 in United States Treasury Bills and $150 of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, "Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at June 30, 2012 are as follows:

	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$75,123,120	$4,864	$75,127,984

(9) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	June 30, 2012 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments and cash held in Trust Account	$75,127,984	$75,127,984	$-	$-

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

Results of Operations

For the three months ended June 30, 2102 we had a net loss of $77,460. For the six months ended June 30, 2012 we had a net loss of $165,777 and incurred costs of approximately $4,426,000 with regard to our initial public offering. For the period from September 19, 2011 (date of inception) to June 30, 2012 we had a net loss of $200,787 and incurred costs of approximately $4,686,000 with regard to our initial public offering. We believe that we have sufficient funds available to complete our efforts to effect an initial Business Combination with an operating business within the required 21 months from February 29, 2012.

Liquidity and Capital Resources

On February 29, 2012, we consummated our Public Offering of 7,500,000 units at a price of $10 per unit, the private sale of 4,166,667 warrants (the “Sponsor Warrants”) to ROI Acquisition Holdings, LP (our “Sponsor”) for $3,125,000, and the private sale of 10,000 units to the Chairman for $100,000. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants and Chairman units of approximately $73.5 million, net of the non-deferred portion of the underwriting commissions of $4.2 million and had offering costs and other expenses of approximately $500,000. For a further description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 5 of the unaudited interim financial statements included in Part I, Item 1 and Part II, Item 2 of this report. As of June 30, 2012, we had cash of $611,254. Until the consummation of our Public Offering, our only source of liquidity was loans made to us by our Sponsor. These loans were repaid out of the proceeds of the Public Offering.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on September 19, 2011 for the purpose of effecting a Business Combination. We were considered in the development stage at June 30, 2012 and had not yet commenced any operations. As of June 30, 2012, the Company held a US Treasury Bill of approximately $75,123,000 which was subject to market risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

On October 6, 2011, the Sponsor purchased 2,156,250 shares of common stock shares (“Founder Shares”) for an aggregate amount of $25,000, or approximately $0.01 per share. The Sponsor has forfeited 281,250 Founder Shares on April 9, 2012 since the over-allotment option was not exercised by the underwriters. As a result, the Sponsor owns 1,875,000 shares of common stock which equals 19.98% of the Company’s issued and outstanding shares.

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

ROI ACQUISITION CORP.

Dated: August 13, 2012	/s/ Thomas J. Baldwin
Thomas J. Baldwin Chief Executive Officer

