Form 10-Q
period 2012-09-30
ROI Acquisition Corp.
filed 2012-11-13
CIK 1532543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 1, 2012, there were 9,385,000 shares of Company’s common stock issued and outstanding.

ROI ACQUISITION CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Balance Sheets	3
Statements of Operations	4
Statement of Stockholders’ Equity	5
Statements of Cash Flows	6
Notes to Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
Special Note Regarding Forward Looking Statements	13
Overview	13
Results of Operations	13
Liquidity and Capital Resources	13
Critical Accounting Policies	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4. CONTROLS AND PROCEDURES	14

PART II. OTHER INFORMATION	15

ITEM 1. LEGAL PROCEEDINGS	15

ITEM 1A. RISK FACTORS	15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4. MINE SAFETY DISCLOSURE	16

ITEM 5. OTHER INFORMATION	16

ITEM 6. EXHIBIT	17
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ROI Acquisition Corp.

(a corporation in the development stage)

BALANCE SHEETS

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$553,808	$39,381
Noncurrent assets:
Deferred offering costs	—	260,609
Investments and cash held in trust	75,146,555	—
Total assets	$75,700,363	$299,990
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Franchise tax accrual	$106,551	$—
Accounts payable and accrued expenses	88,460	210,000
Note payable-sponsor	—	100,000
Total current liabilities	195,011	310,000

Deferred underwriter fee	2,250,000
Total liabilities	2,445,011	310,000

Commitments and contingencies
Common stock subject to possible redemption; 6,825,535 shares at $10.00	68,255,350	—

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value, authorized 100,000,000 shares; 2,559,465 and 2,156,250 shares issued and outstanding at September 30, 2012 and December 31, 2011 respectively, (excluding 6,825,535 shares subject to possible redemption at September 30, 2012)	256	216
Additional paid-in capital	5,308,142	24,784
Deficit accumulated during the development stage	(308,396)	(35,010)
Total stockholders’ equity (deficit)	5,000,002	(10,010)
Total liabilities and stockholders’ equity	$75,700,363	$299,990

See accompanying notes to interim financial statements.

ROI Acquisition Corp.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2012	Nine months ended September 30, 2012	For the period from September 19, 2011 (date of inception) to September 30, 2012
Revenue	$—	$—	$—
State franchise taxes, other than income tax	45,000	107,000	107,000
Other general and administrative expenses	85,573	213,407	248,483
Loss from operations	(130,573)	(320,407)	(355,483)
Other income:
Interest income	23,289	47,346	47,412
Loss before income tax expense	(107,284)	(273,061)	(308,071)
Income tax expense	325	325	325
Net loss attributed to common shares outstanding	$(107,609)	$(273,386)	$(308,396)
Weighted average number of common shares outstanding, basic and diluted	2,548,821	2,501,589	2,406,575
Loss per common share, basic and diluted	$(0.04)	$(0.11)	$(0.13)

See accompanying notes to interim financial statements.

ROI Acquisition Corp.

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from September 19, 2011 (date of inception) to September 30, 2012

(unaudited)

	Common Stock		Additional	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Sale of common stock to Sponsor on October 6, 2011 at $0.01159 per unit	2,156,250	$216	$24,784	$—	$25,000
Net loss for the period ended December 31, 2011				(35,010)	(35,010)
Balances at December 31, 2011	2,156,250	216	24,784	(35,010)	(10,010)
Sale of common stock to Chairman on February 29, 2012 at $10.00 per unit (unaudited)	10,000	1	99,999		100,000
Sale of common stock through public offering on February 29, 2012 at $10.00 per unit (unaudited)	7,500,000	750	74,999,250		75,000,000
Underwriters’ fees and offering expenses (unaudited)			(4,686,252)		(4,686,252)
Proceeds from private placement of 4,166,667 warrants (unaudited)			3,125,000		3,125,000
Proceeds subject to possible redemption of 6,825,535 shares (unaudited)	(6,825,535)	(683)	(68,254,667)		(68,255,350)
Forfeiture of common stock by Sponsor on April 9, 2012 (unaudited)	(281,250)	(28)	28		—
Net loss for the nine months ended September 30, 2012 (unaudited)				(273,386)	(273,386)
Balances, at September 30, 2012 (unaudited)	2,559,465	$256	$5,308,142	$(308,396)	$5,000,002

See accompanying notes to interim financial statements

ROI Acquisition Corp.

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30, 2012	For the period from September 19, 2011 (date of inception) to September 30, 2012
Cash flows from operating activities
Net loss	$(273,386)	$(308,396)
Change in operating assets and liabilities:
Franchise tax accrual	106,551	106,551
Accounts payable and accrued expenses	53,460	88,461
Net cash used in operating activities	(113,375)	(113,384)

Cash flows from investing activities
Proceeds deposited into Trust account	(75,100,000)	(75,100,000)
Interest on Trust Account	(46,555)	(46,555)
Net cash used in investing activities	(75,146,555)	(75,146,555)

Cash flows from financing activities
Proceeds from sale of common stock through public offering	75,000,000	75,000,000
Proceeds from the sale of common stock to Sponsor	—	25,000
Proceeds from the sale of common stock to Chairman	100,000	100,000
Proceeds from Sponsor to purchase warrants	3,125,000	3,125,000
Proceeds from notes payable - related party	70,000	170,000
Repayment of notes payable - related party	(170,000)	(170,000)
Payments of offering costs	(2,350,643)	(2,436,252)
Net cash provided by financing activities	75,774,357	75,813,748

Net increase in cash	514,428	553,808

Cash and cash equivalents, beginning of period	$39,381	$—
Cash and cash equivalents, end of period	$553,808	$553,808

Supplemental schedule of non-cash financing activities:
Deferred underwriter fee payable	$2,250,000	$2,250,000

See accompanying notes to financial statements

ROI Acquisition Corp.

(a corporation in the development stage)

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

(1) Interim Financial Information

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2012 and the results of operations for the periods ended September 30, 2012 and for the period from September 19, 2011 (date of inception) to September 30, 2012. The Company had no activity for the period from September 19, 2011 (date of inception) to September 30, 2011. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

As of September 30, 2012, the Company’s sponsor is ROIC Acquisition Holdings LP (the “Sponsor”). The Sponsor is in the process of transferring its shares and warrants to an affiliate in the third quarter of 2012. At September 30, 2012, the Company had not commenced any operations. All activity through September 30, 2012 relates to the Company’s formation and public offering (“Public Offering,” described below in Note 5). The Company’s fiscal year-end is December 31.

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

As of September 30, 2012, investment securities in the Company’s Trust Account consist of approximately $75,146,000 in U.S. government treasury bills with a maturity of 180 days or less. The Company classifies its securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against common stock and paid-in capital. Accordingly, at September 30, 2012, 6,825,535 public shares are classified outside of permanent equity at its redemption value. As the Company may withdraw all of the interest earned on the Trust account to fund working capital purposes, including the payment of franchise and income taxes payable, the redemption value will always be equal to the pro rata share of the initial amount deposited into the Trust account ($75,100,000/7,510,000) or $10.00 per share.

(e) Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common shares to settle warrants held by the Sponsor (see Note 6), as calculated using the treasury stock method. As the Company reported a net loss for the nine months ended September 30, 2012 and for the period from September 19, 2011 (date of inception) to September 30, 2012, the effect of the 7,500,000 warrants issued in the Public Offering and 4,176,667 warrants issued in the private placements have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share. The presentation of basic and diluted net loss per share excludes common shares subject to possible redemption.

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

(g) Deferred Offering Cost

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at September 30, 2012, Public Offering costs totaling approximately $4.7 million (including $4,125,000 in underwriters fees) have been charged to stockholders’ equity.

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

(j) Development stage company

The Company complies with the reporting requirement of FASB ASC 915, “Development Stage Entities.” At September 30, 2012, the Company had not commenced any operations. All activity through September 30, 2012 relates to the Company’s formation and the offering. Following such offering, the Company will not generate any operating revenues until after completion of a business transaction at the earliest, if at all. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the offering.

(k) Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2012 and December 31, 2011. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized for the period from September 19, 2011 (date of inception) to September 30, 2012. The Company is subject to income tax examinations by major taxing authorities since inception.

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

(6) Related Party Transactions

(a) Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Clinton Group, Inc., an affiliate of the Sponsor. Services will commence on the date the securities are first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Under this agreement, the Company has incurred $30,000 for the three month period ended September 30, 2012, a cumulative $72,069 for the nine month period ended September 30 2012, and a cumulative $72,069 for the period from September 19, 2011 (date of inception) to September 30, 2012.

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

(8) Investments and cash held in Trust

As of September 30, 2012, investment securities in the Company’s Trust Account consist of $75,146,375 in United States Treasury Bills and $180 of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, "Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at September 30, 2012 are as follows:

	Carrying Amount	Gross Unrealized Holding Losses	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$75,146,375	$2,890	$75,143,485

(9) Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	September 30, 2012 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments and cash held in Trust Account	$75,143,485	$75,143,485	$—	$—

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

Results of Operations

For the three months ended September 30, 2102 we had a net loss of $107,609. For the nine months ended September 30, 2012 we had a net loss of $273,386 and incurred costs of approximately $4,426,000 with regard to our initial public offering. For the period from September 19, 2011 (date of inception) to September 30, 2012 we had a net loss of $308,396 and incurred costs of approximately $4,686,000 with regard to our initial public offering. We believe that we have sufficient funds available to complete our efforts to effect an initial Business Combination with an operating business within the required 21 months from February 29, 2012.

Liquidity and Capital Resources

On February 29, 2012, we consummated our Public Offering of 7,500,000 units at a price of $10 per unit, the private sale of 4,166,667 warrants (the “Sponsor Warrants”) to ROI Acquisition Holdings, LP (our “Sponsor”) for $3,125,000, and the private sale of 10,000 units to the Chairman for $100,000. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants and Chairman units of approximately $73.5 million, net of the non-deferred portion of the underwriting commissions of $4.2 million and had offering costs and other expenses of approximately $500,000. For a further description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 5 of the unaudited interim financial statements included in Part I, Item 1 and Part II, Item 2 of this report. As of September 30, 2012, we had cash of $553,808. Until the consummation of our Public Offering, our only source of liquidity was loans made to us by our Sponsor. These loans were repaid out of the proceeds of the Public Offering.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on September 19, 2011 for the purpose of effecting a Business Combination. We were considered in the development stage at September 30, 2012 and had not yet commenced any operations. As of September 30, 2012, the Company held a US Treasury Bill of approximately $75,146,000 which was subject to market risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

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

ROI ACQUISITION CORP.

Dated: November 13, 2012	/s/ Thomas J. Baldwin
Thomas J. Baldwin Chief Executive Officer

Dated: November 13, 2012	/s/ Francis A. Ruchalski
Francis A. Ruchalski
Chief Financial Officer

