Form 10-Q/A
period 2012-06-30
ROI Acquisition Corp.
filed 2013-03-27
CIK 1532543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-35437

ROI ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

_____________________

Delaware	6770	45-3414553
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

601 Lexington Avenue New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 825-0400

Not Applicable

(Former name or former address, if changed since last report)

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to b-e submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

As of August 1, 2012, there were 9,385,000 shares of Company’s common stock issued and outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2012 (the “Original Quarterly Report”). This Form 10-Q/A is being filed to restate the interim balance sheet as of June 30, 2012 and the interim statements of operation for the three months and six months ended June 30, 2012 and for the period from September 19, 2011 (date of inception) to June 30, 2012, and certain footnote disclosures thereto.

The need to restate these interim financial statements resulted from the Company’s accounting for its outstanding warrants to purchase common stock as components of equity instead of as derivative liabilities. Management has concluded that the reclassification of the warrants from equity to a derivative liability in an amount equal to the fair value of the warrants as of June 30, 2012 as more fully described in Note 2 to the interim financial statements is material to the June 30, 2012 quarterly financial statements.  Management is restating its June 30, 2012 Form 10-Q as a result of the above.

The effects of this restatement to our interim financial statements are described in Note 2 to the interim financial statements. We have not updated the financial statement disclosures for any significant events that have occurred subsequent to the filing of the Original Quarterly Report.

The following sections have been amended from the Original Quarterly Report as a result of the restatement described above:

●	Part I - Item 1. Financial Statements
●	Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q/A also includes as exhibits certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except as described above, no other sections have been amended from the Original Quarterly Report.

ROI ACQUISITION CORP.

Table of Contents

Page

PART 1 – FINANCIAL INFORMATION		1

ITEM 1.	INTERIM FINANCIAL STATEMENTS	1

	BALANCE SHEETS	1
	STATEMENTS OF OPERATIONS	2
	STATEMENT OF STOCKHOLDERS’ EQUITY	3
	STATEMENTS OF CASH FLOWS	4
	NOTES TO INTERIM FINANCIAL STATEMENTS	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

	Overview	13
	Results of Operations	14
	Liquidity and Capital Resources	14
	Critical Accounting Policies	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4.	CONTROLS AND PROCEDURES	15

PART II — OTHER INFORMATION		16

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 1A.	RISK FACTORS	16

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4.	REMOVED AND RESERVED	17

ITEM 5.	OTHER INFORMATION	17

ITEM 6.	EXHIBITS	18

	Ex 31.1	18
	Ex 31.2	18
	Ex 32.1	18
	Ex 32.2	18

-i-

PART 1 – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ROI Acquisition Corp.
(a corporation in the development stage)

BALANCE SHEETS

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS	(As Restated)
Current assets:
Cash and cash equivalents	$611,254	$39,381
Noncurrent assets:
Deferred offering costs	–	260,609
Investments and cash held in trust	75,123,270
Total assets	$75,734,524	$299,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued offering costs	$14,700	$–
Franchise tax accrual	62,000
Accounts payable and accrued expenses	44,869	210,000
Note payable-sponsor		100,000
Total current liabilities	121,569	310,000
Warrant Liability	5,838,334
Deferred underwriter fee	2,250,000
Total liabilities	8,209,903	310,000

Commitments and contingencies

Common stock subject to possible redemption; 6,252,462 shares at $10.00	62,524,620	–

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	–	–
Common stock, $.0001 par value, authorized 100,000,000 shares; 3,132,538 and 2,156,250 shares issued and outstanding at June 30, 2012 and December 31, 2011 respectively, (excluding 6,252,462 shares subject to possible redemption at June 30, 2012)	313	216
Additional paid-in capital	4,999,688	24,784
Deficit accumulated during the development stage	–	(35,010)
Total stockholders’ equity (deficit)	5,000,001	(10,010)
Total liabilities and stockholders’ equity	$75,734,524	$299,990

See accompanying notes to interim financial statements.

ROI Acquisition Corp.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2012 (As Restated)	Six months ended June 30, 2012 (As Restated)	For the period from September 19, 2011 (date of inception) to June 30, 2012 (As Restated)
Revenue	$–	$–	$–
State franchise taxes, other than income tax	62,000	62,000	62,000
Other general and administrative expenses	34,515	127,834	162,910
Loss from operations	(96,515)	(189,834)	(224,910)
Other income:
Interest income	19,055	24,057	24,123
Change in fair value of warrants	2,919,167	2,919,167	2,919,167
Income before income tax expense	2,841,707	2,753,390	2,718,380
Income tax expense	–	–	–
Net income attributed to common shares outstanding	$2,841,707	$2,753,390	$2,718,380
Weighted average number of common shares outstanding, basic and diluted (excluding shares subject to possible redemption)	3,691,745	3,194,679	2,817,069
Income per common share, basic and diluted	$0.77	$0.86	$0.96

See accompanying notes to interim financial statements.

ROI Acquisition Corp.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from September 19, 2011 (date of inception) to June 30, 2012

(As Restated)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock to Sponsor on October 6, 2011 at $0.01159 per unit	2,156,250	$216	$24,784	$–	$25,000
Net loss for the period ended December 31, 2011				(35,010)	(35,010)
Balances at December 31, 2011	2,156,250	216	24,784	(35,010)	(10,010)
Sale of common stock to Chairman on February 29, 2012 at $10.00 per unit (unaudited)	10,000	1	99,999		100,000
Sale of common stock through public offering on February 29, 2012 at $10.00 per unit (unaudited)	7,500,000	750	74,999,250		75,000,000
Warrant liability recorded on February 29, 2012			(8,757,500)		(8,757,500)
Proceeds subject to possible redemption of 5,970,568 shares (unaudited) at February 29, 2012	(5,970,568)	(597)	(59,805,650)		(59,806,247)
Underwriters’ fees and offering expenses (unaudited) on February 29, 2012			(4,686,252)		(4,686,252)
Proceeds from private placement of 4,166,667 warrants (unaudited) At February 29, 2012			3,125,000		3,125,000
Change in Shares subject to possible redemption of shares of 6,252,462 (unaudited) at June 30, 2012	(281,894)	(28)	28	(2,718,380)	(2,718,380)
Forfeiture of common stock by Sponsor on April 9, 2012 (unaudited)	(281,250)	(29)	29		–
Net income for the 3 months ended June 30, 2012 (unaudited)				2,753,390	2,753,390
Balances, at June 30, 2012 (unaudited)	3,132,538	$313	$4,999,688	$	$5,000,001

See accompanying notes to interim financial statements.

ROI Acquisition Corp.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended June 30, 2012 (As Restated)	For the period from September 19, 2011 (date of inception) to June 30, 2012 (As Restated)
Cash flows from operating activities
Net income	$2,753,390	$2,718,380
Adjustments to reconcile net cash used in operating activities
Change in fair value of the warrant liability	(2,919,167)	(2,919,167)
Change in operating assets and liabilities:
Franchise tax accrual	62,000	62,000
Accounts payable and accrued expenses	9,863	44,863
Net cash used in operating activities	(93,914)	(93,924)

Cash flows from investing activities
Proceeds deposited into Trust account	(75,100,000)	(75,100,000)
Interest on Trust Account	(23,270)	(23,270)
Net cash used in investing activities	(75,123,270)	(75,123,270)

Cash flows from financing activities
Proceeds from sale of common stock through public offering	75,000,000	75,000,000
Proceeds from the sale of common stock to Sponsor	–	25,000
Proceeds from the sale of common stock to Chairman	100,000	100,000
Proceeds from Sponsor to purchase warrants	3,125,000	3,125,000
Proceeds from notes payable - related party	70,000	170,000
Repayment of notes payable - related party	(170,000)	(170,000)
Payments of offering costs	(2,335,943)	(2,421,552)
Net cash provided by financing activities	75,789,057	75,828,448

Net increase in cash	571,873	611,254

Cash and cash equivalents, beginning of period	39,381	–
Cash and cash equivalents, end of period	$611,254	$611,254

Supplemental schedule of non-cash financing activities:
Accrued offering costs	$14,700	$14,700
Deferred underwriter fee payable	$2,250,000	$2,250,000

See accompanying notes to interim financial statements.

ROI Acquisition Corp.
(a corporation in the development stage)

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

(1) Interim Financial Information

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2012 and the results of operations for the periods ended June 30, 2012 and for the period from September 19, 2011 (date of inception) to June 30, 2012. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for a full fiscal year.

(2) Restatement

In March 2013, ROI Acquisition Corp. (the “Company”) concluded it should correct its accounting related to the Company's outstanding warrants issued in connection with the Company’s public offering (“Public Offering”, described below in Note 6) and private placements that occurred on February 29, 2012. The Company had initially accounted for the warrants as a component of equity but upon further evaluation of the terms of the warrants, concluded that the warrants should be accounted for as a derivative liability. The warrants contain a restructuring price adjustment provision, such that, in the event the Company completes a business combination subsequent to the initial Business Combination (as defined in Note 3) which results in the Company's shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by a formula that causes the warrants to not be indexed to the Company's shares of common stock. As a result of this provision, the Company has restated its financial statements to reflect the Company's warrants as a derivative liability with changes in the fair value recorded in current period earnings. The accounting did not result in a significant change to the financial statements for the period ended March 31, 2012 and therefore no changes have been made to this period.

The adjustment to the periods ended June 30, 2012 are as follows:

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of June 30, 2012 (unaudited)

Common Stock Subject to Possible Redemption	68,362,960	(5,838,340)	62,524,620

Warrant Liability	-	5,838,334	5,838,334

Common Stock	256	57	313

Additional Paid-in Capital	5,200,532	(200,844)	4,999,688

Retained Earnings	(200,787)	200,787	-

Three months ended June 30, 2012 (unaudited)

Change in fair value of warrant liability	-	2,919,167	2,919,167

Net income (loss)	(77,460)	2,919,167	2,841,707

Net income (loss) per share	(0.03)	0.80	0.77

Six months ended June 30, 2012 (unaudited)

Change in fair value of warrant liability	-	2,919,167	2,919,167
		-
Net income (loss)	(165,777)	2,919,167	2,753,390

Net income (loss) per share	(0.07)	0.93	0.86

(3) Organization and Nature of Business Operations

The Company is a newly organized Delaware blank check company formed on September 19, 2011 for the purpose of, directly or indirectly, effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or engaging in any other similar business combination with one or more businesses or assets (the “Business Combination”).

As of June 30, 2012, the Company’s sponsor is ROIC Acquisition Holdings LP (the “Sponsor”). The Sponsor is in the process of transferring its shares and warrants to an affiliate in the third quarter of 2012. At June 30, 2012, the Company had not commenced any operations. All activity through June 30, 2012 relates to the Company’s formation and Public Offering. The Company’s fiscal year-end is December 31.

The registration statement for the Public Offering was declared effective on February 24, 2012. The Company consummated the Public Offering on February 29, 2012 and received net proceeds of approximately $73.5 million which includes $3.2 million received for the purchase of 4,166,667 warrants by the Sponsor and 10,000 units by the Chairman and is net of approximately $4.7 million of legal, accounting, and underwriting fees (see Note 7).

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

Net proceeds of approximately $75.1 million from the Public Offering and simultaneous private placement of the sponsor warrants (as described below in Note 7) are held in a trust account (the “Trust Account”). Except for the interest income earned on the Trust Account balance that may be released to the Company to pay any income and franchise taxes and to fund the Company’s working capital requirements, and any amounts necessary to purchase up to 15% of the Company’s shares issued as part of the Units described in Note 6 if the Company seeks stockholder approval for its initial Business Combination, none of the funds held in the Trust Account will be released until the earlier of the completion of the Company’s initial Business Combination and the redemption of 100% of the Company’s public shares if the Company is unable to consummate a Business Combination by November 29, 2013, 21 months from the closing of the offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

If the Company seeks stockholder approval, the Company will consummate its initial Business Combination only if a majority of the outstanding shares of common stock voted in favor of the Business Combination. In such case, the Sponsor has agreed to vote its Founder Shares (as defined in Note 8) as well as any public shares purchased during or after the Public Offering in favor of the Company’s initial Business Combination. In addition, the Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and any public shares it may hold in connection with the consummation by the Company of a Business Combination. The Company’s officers and directors have also agreed to waive their redemption rights with respect to any public shares in connection with the consummation of the Company’s initial Business Combination.

If the Company does not effect a Business Combination by November 29, 2013, 21 months from the closing of the offering, as discussed in Note 6, the Company will liquidate the Trust Account and distribute the amount then held in the Trust Account, including interest but net of franchise and income taxes payable and less up to $50,000 of such net interest that may be released to the Company from the Trust Account to pay liquidation expenses, to the Company’s public stockholders, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its redemption rights with respect to its Founder Shares if the Company fails to consummate a Business Combination within the 21-month time period, although the Sponsor will be entitled to redemption with respect to any public shares it holds if the Company fails to consummate a Business Combination within such time period.

(4) Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC.

(5) Summary of Significant Accounting Policies

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

(d) Redeemable Common Stock

As discussed in Note 3, all of the 7,500,000 common shares sold as part of the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its charter provides that in no event will they redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with ASC 480-10-S99. Accordingly, at June 30, 2012, 6,252,462 public shares are classified outside of permanent equity at its redemption value. As the Company may withdraw all of the interest earned on the Trust account to fund working capital purposes, including the payment of franchise and income taxes payable, the redemption value will always be equal to the pro rata share of the initial amount deposited into the Trust account ($75.1 million/7,510,000) or $10.00 per share.

(e) Net Income Per Common Share

Basic income per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period in accordance with ASC 260, “Earnings Per Share”. Diluted income per share reflects the potential dilution that could occur assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. At June 30, 2012, the Company had outstanding warrants to purchase 11,676,667 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income per common share because their inclusion would have been anti-dilutive. As a result, dilutive income per common share is equal to basic income per common share.

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

(k) Warrant Liability

The Company accounts for the 11,676,667 warrants issued in connection with its Public Offering (7,500,000) and private placements (4,176,667) in accordance with the guidance contained in ASC 815-40-15-7D under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company has been estimated using the warrants’ quoted market price.

(l) Income Taxes

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

(6) Public Offering

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

(7) Related Party Transactions

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

(8) Founder Shares

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

(9) Investments and cash held in Trust

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

	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$75,123,120	$4,864	$74,127,984

(10) Fair Value Measurements

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

Description	June 30, 2012 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets:
Investments and cash held in Trust Account	$75,127,984	$75,127,984	$–	$–
Liabilities:

Warrant Liability	$5,838,334		$5,838,334

Warrant Liability: The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2).

United States Treasury Bills: The Company used Level 1 inputs to value the U.S. Treasury Bills in our trust account for disclosure purposes.

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q/A, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a newly organized Delaware blank check company formed on September 19, 2011 for the purpose of, directly or indirectly, effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or engaging in any other similar Business Combination with one or more businesses or assets (the “Business Combination”).

The registration statement for the Public Offering was declared effective on February 24, 2012. The Company consummated the Public Offering on February 29, 2012 and received net proceeds of approximately $75,000,000 which includes $3,225,000 received for the purchase of 4,166,667 warrants by the Sponsor and 10,000 units by the Chairman (see Note 7).

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

Results of Operations

For the three months ended June 30, 2012 we had net income of $2,841,707, which included a gain on the changes in fair value of warrants in the amount of $2,919,167. For the six months ended June 30, 2012 we had net income of $2,753,390 which included a gain on the change in fair value of warrants in the amount of $2,919,167 and incurred costs of approximately $4,426,000 with regard to our Public Offering. For the period from September 19, 2011 (date of inception) to June 30, 2012 we had net income of $2,718,380, which included a gain on the change in fair value of warrants in the amount of $2,919,167 and incurred costs of approximately $4,686,000 with regard to our Public Offering. We believe that we have sufficient funds available to complete our efforts to effect an initial Business Combination with an operating business within the required 21 months from February 29, 2012.

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

Income per common share:

Basic income per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period in accordance with ASC 260, “Earnings Per Share”. Diluted income per share reflects the potential dilution that could occur assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. The Company uses the treasury stock method to calculate potentially dilutive shares as if they were converted into common stock at the beginning of the period. At June 30, 2012, the Company had outstanding warrants to purchase 11,676,667 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income per common share because their inclusion would have been anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

Warrant Liability:

The Company accounts for the 11,676,667 warrants issued in connection with the its Public Offering (7,500,000) and private placements (4,176,667) in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company has been estimated using the warrants’ quoted market price.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

Exhibit Number	Description

Ex 31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
Ex 31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
Ex 32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
Ex 32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROI ACQUISITION CORP.
Date: March 27, 2013

/s/ Thomas J. Baldwin
Name: Thomas J. Baldwin
Title: Chief Executive Officer (principal executive officer)

/s/ Francis A. Ruchalski
Name: Francis A. Ruchalski
Title: Chief Financial Officer (principal financial officer)

- 19 -