Form 10-Q/A
period 2012-09-30
ROI Acquisition Corp.
filed 2013-03-27
CIK 1532543

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2012 (the “Original Quarterly Report”). This Form 10-Q/A is being filed to restate the interim balance sheet as of September 30, 2012 and the interim statements of operation for the three months and nine months ended September 30, 2012 and for the period from September 19, 2011 (date of inception) to September 30, 2012, and certain footnote disclosures thereto.

The need to restate these interim financial statements resulted from the Company’s accounting for its outstanding warrants to purchase common stock as components of equity instead of as derivative liabilities. Management has concluded that the reclassification of the warrants from equity to a derivative liability in an amount equal to the fair value of the warrants as of September 30, 2012 as more fully described in Note 2 to the interim financial statements is material to the September 30, 2012 quarterly financial statements.  Management is restating its September 30, 2012 Form 10-Q as a result of the above.

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

PART 1 – FINANCIAL INFORMATION	1

ITEM 1. INTERIM FINANCIAL STATEMENTS	1

Balance Sheets	1
Statements of Operations	2
Statement of Stockholders’ Equity	3
Statements of Cash Flows	4
Notes to Interim Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

Special Note Regarding Forward-Looking Statements	13
Overview	13
Results of Operations	14
Liquidity and Capital Resources	14
Critical Accounting Policies	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4. CONTROLS AND PROCEDURES	15

PART II — OTHER INFORMATION	16

ITEM 1. LEGAL PROCEEDINGS	16

ITEM 1A. RISK FACTORS	16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4. MINE SAFETY DISCLOSURE	17

ITEM 5. OTHER INFORMATION	17

ITEM 6. EXHIBITS	18

31.1	18
31.2	18
32.1	18
32.2	18

PART 1 – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ROI Acquisition Corp.
(a corporation in the development stage)

BALANCE SHEETS

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS	(As Restated)
Current assets:
Cash and cash equivalents	$553,808	$39,381
Noncurrent assets:
Deferred offering costs	—	260,609
Investments and cash held in trust	75,146,555	—
Total assets	$75,700,363	$299,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Franchise tax accrual	$106,551	$—
Accounts payable and accrued expenses	88,464	210,000
Note payable-sponsor	—	100,000
Total current liabilities	195,015	310,000
Warrant liability	4,320,367
Deferred underwriter fee	2,250,000
Total liabilities	6,765,382	310,000

Commitments and contingencies

Common stock subject to possible redemption; 6,393,498 shares at $10.00	63,934,980	—

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value, authorized 100,000,000 shares; 2,991,502 and 2,156,250 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively (excluding 6,393,498 shares subject to possible redemption at September 30, 2012)	299	216
Additional paid-in capital	4,999,702	24,784
Deficit accumulated during the development stage	—	(35,010)
Total stockholders’ equity (deficit)	5,000,001	(10,010)
Total liabilities and stockholders’ equity	$75,700,363	$299,990

See accompanying notes to interim financial statements.

ROI Acquisition Corp.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2012 (As Restated)	Nine Months ended September 30, 2012 (As Restated)	For the period from September 19, 2011 (date of inception) to September 30, 2012 (As Restated)
Revenue	$—	$—	$—
State franchise taxes, other than income tax	45,000	107,000	107,000
Other general and administrative expenses	85,573	213,407	248,483
Loss from operations	(130,573)	(320,407)	(355,483)
Other income:
Interest income	23,389	47,346	47,412
Change in fair value of warrants	1,517,967	4,437,133	4,437,133
Income before income tax expense	1,410,683	4,164,072	4,129,062
Income tax expense	325	325	325
Net income attributed to common shares outstanding	$1,410,358	$4,163,747	$4,128,737
Weighted average number of common shares outstanding, basic and diluted (excluding shares subject to possible redemption)	3,131,004	3,173,299	2,893,476
Income per common share, basic and diluted	$0.45	$1.31	$1.43

See accompanying notes to interim financial statements.

ROI Acquisition Corp.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from September 19, 2011 (date of inception) to September 30, 2012
(unaudited)

(As Restated)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock to Sponsor on October 6, 2011 at $0.01159 per unit	2,156,250	$216	$24,784	$—	$25,000
Net loss for the period ended December 31, 2011				(35,010)	(35,010)
Balances at December 31, 2011	2,156,250	216	24,784	(35,010)	(10,010)
Sale of common stock to Chairman on February 29, 2012 at $10.00 per unit (unaudited)	10,000	1	99,999		100,000
Sale of common stock through public offering on February 29, 2012 at $10.00 per unit (unaudited)	7,500,000	750	74,999,250		75,000,000
Underwriters’ fees and offering expenses (unaudited)			(4,686,252)		(4,686,252)
Proceeds from private placement of 4,166,667 warrants (unaudited)			3,125,000		3,125,000
Proceeds subject to possible redemption of 5,970,568 shares at February 29, 2012 (unaudited)	(5,970,568)	(597)	(59,805,650)		(59,806,247)
Warrant liability recorded on February 29, 2012			(8,757,500)		(8,757,500)
Forfeiture of common stock by Sponsor on April 9, 2012 (unaudited)	(281,250)	(28)	28		—
Change in shares subject to possible redemption of shares to 6,393,498 at September 30, 2012	(422,930)	(43)	43	(4,128,737)	(4,128,737)
Net income for the nine months ended September 30, 2012 (unaudited)				4,163,747	4,163,747
Balances, at September 301, 2012 (unaudited)	2,991,502	$299	$4,999,702	$—	$5,000,001

See accompanying notes to interim financial statements.

ROI Acquisition Corp.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30 2012 (As Restated)	For the period from September 19, 2011 (date of inception) to September 30, 2012 (As Restated)
Cash flows from operating activities
Net income	$4,163,747	$4,128,737
Adjustments to reconcile net cash used in operating activities:
Change in fair value of the warrant liability	(4,437,133)	(4,437,133)
Change in operating assets and liabilities:
Franchise tax accrual	106,551	106,551
Accounts payable and accrued expenses	53,461	88,460
Net cash used in operating activities	(113,374)	(113,385)

Cash flows from investing activities
Proceeds deposited into Trust account	(75,100,000)	(75,100,000)
Interest on Trust Account	(46,555)	(46,555)
Net cash used in investing activities	(75,146,555)	(75,146,555)

Cash flows from financing activities
Proceeds from sale of common stock through public offering	75,000,000	75,000,000
Proceeds from the sale of common stock to Sponsor	—	25,000
Proceeds from the sale of common stock to Chairman	100,000	100,000
Proceeds from Sponsor to purchase warrants	3,125,000	3,125,000
Proceeds from notes payable - related party	70,000	170,000
Repayment of notes payable - related party	(170,000)	(170,000)
Payments of offering costs	(2,350,643)	(2,436,252)
Net cash provided by financing activities	75,774,357	75,813,748

Net increase in cash	514,428	553,808

Cash and cash equivalents, beginning of period	39,381	—
Cash and cash equivalents, end of period	$553,808	$553,808

Supplemental schedule of non-cash financing activities:
Deferred underwriter fee payable	$2,250,000	$2,250,000

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

(2)                 Restatement

In March 2013, ROI Acquisition Corp. (the “Company”) concluded it should correct its accounting related to the Company's outstanding warrants issued in connection with the Company’s public offering (“Public Offering,” described below in Note 6) and private placements that occurred on February 29, 2012. The Company had initially accounted for the warrants as a component of equity but upon further evaluation of the terms of the warrants, concluded that the warrants should be accounted for as a derivative liability. The warrants contain a restructuring price adjustment provision, such that, in the event the Company completes a business combination subsequent to the initial Business Combination (as defined in Note 3) which results in the Company's shares of common stock no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by a formula that causes the warrants to not be indexed to the Company's shares of common stock. As a result of this provision, the Company has restated its financial statements to reflect the Company's warrants as a derivative liability with changes in the fair value recorded in current period earnings. The accounting did not result in a significant change to the financial statements for the period ended March 31, 2012 and therefore no changes have been made to this period.

The adjustment to the periods ended September 30, 2012 are as follows:

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of September 30, 2012 (unaudited)

Common Stock Subject to Possible Redemption	68,255,350	(4,320,370)	63,934,980
		-
Warrant Liability	-	4,320,367	4,320,367
		-
Common Stock	256	43	299
		-
Additional Paid-in Capital	5,308,142	(308,440)	4,999,702
		-
Retained Earnings	(308,396)	308,396	-

Three months ended September 30, 2012 (unaudited)

Change in fair value of warrant liability	-	1,517,967	1,517,967
		-
Net income (loss)	(107,609)	1,517,967	1,410,358

Net income (loss) per share	(0.04)	0.49	0.45

Nine months ended September 30, 2012 (unaudited)

Change in fair value of warrant liability	-	4,437,133	4,437,133
		-
Net income (loss)	(273,386)	4,437,133	4,163,747

Net income (loss) per share	(0.11)	1.42	1.31

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

As of September 30, 2012, the Company’s sponsor is ROIC Acquisition Holdings LP (the “Sponsor”). The Sponsor is in the process of transferring its shares and warrants to an affiliate in the third quarter of 2012. At September 30, 2012, the Company had not commenced any operations. All activity through September 30, 2012 relates to the Company’s formation and Public Offering . The Company’s fiscal year-end is December 31.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with ASC 480-10-S99. Accordingly, at September 30, 2012, 6,393,498 public shares are classified outside of permanent equity at its redemption value. As the Company may withdraw all of the interest earned on the Trust account to fund working capital purposes, including the payment of franchise and income taxes payable, the redemption value will always be equal to the pro rata share of the initial amount deposited into the Trust account ($75.1 million/7,510,000) or $10.00 per share.

(e)                 Net Income Per Common Share

Basic income per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period in accordance with ASC 260, “Earnings Per Share”. Diluted income per share reflects the potential dilution that could occur assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. At September 30, 2012, the Company had outstanding warrants to purchase 11,676,667 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income per common share because their inclusion would have been anti-dilutive. As a result, dilutive income per common share is equal to basic income per common share.

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

Description	September 30, 2012 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments and cash held in Trust Account	$75,143,485	$75,143,485	$—	$—

Liabilities:
Warrant liability	$4,320,367		$4,320,367

Warrant Liability: The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2).

United States Treasury Securities: The Company used Level 1 inputs to value the U.S. Treasury securities in our trust account for disclosure purposes.

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

Results of Operations

For the three months ended September 30, 2012 we had net income of $1,410,358, which included a gain on the change in fair value of warrants in the amount of $1,517,967. For the nine months ended September 30, 2012 we had net income of $4,163,747, which included a gain on the change in fair value of warrants in the amount of $4,437,133, and incurred costs of approximately $4,426,000 with regard to our Public Offering. For the period from September 19, 2011 (date of inception) to September 30, 2012 we had net income of $4,128,737, which included a gain on the change in fair value of warrants in the amount of $4,437,133 and incurred costs of approximately $4,686,000 with regard to our Public Offering. We believe that we have sufficient funds available to complete our efforts to effect an initial Business Combination with an operating business within the required 21 months from February 29, 2012.

Liquidity and Capital Resources

On February 29, 2012, we consummated our Public Offering of 7,500,000 units at a price of $10 per unit, the private sale of 4,166,667 warrants (the “Sponsor Warrants”) to ROI Acquisition Holdings, LP (our “Sponsor”) for $3,125,000, and the private sale of 10,000 units to the Chairman for $100,000. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants and Chairman units of approximately $73.5 million, net of the non-deferred portion of the underwriting commissions of $4.2 million and had offering costs and other expenses of approximately $500,000. For a further description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 6 of the unaudited interim financial statements included in Part I, Item 1 and Part II, Item 2 of this report. As of September 30, 2012, we had cash of $553,808. Until the consummation of our Public Offering, our only source of liquidity was loans made to us by our Sponsor. These loans were repaid out of the proceeds of the Public Offering.

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

Income per common share:

Basic income per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period in accordance with ASC 260, “Earnings Per Share”. Diluted income per share reflects the potential dilution that could occur assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. The Company uses the treasury stock method to calculate potentially dilutive shares as if they were converted into common stock at the beginning of the period. At September 30, 2012, the Company had outstanding warrants to purchase 11,676,667 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income per common share because their inclusion would have been anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

For a further description of these transactions, we refer you to Note 7 and Note 8 of the unaudited interim financial statements included in Part I, Item 1 of this report.

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

