Form 10-K
period 2012-12-31
ROI Acquisition Corp.
filed 2013-03-27
CIK 1532543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-35437

ROI ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-3414553
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

601 Lexington Avenue, 51st Fl. New York, NY (Address of Principal Executive Offices)	10022 (Zip Code)

(212) 825-0400
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Units consisting of one share of Common Stock and one Warrant

Common Stock included in the Units, par value $0.0001 per share

Warrants included in the Units, exercisable for Common Stock at an exercise price of $12.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $71,925,000.

As of March 13, 2013, there were 9,385,000 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

- i -

Index to Financial Statements	F-1

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

- ii -

FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 5. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References to “ROI”, the “Company,” “us” or “we” refer to ROI Acquisition Corp.

ITEM 1.	DESCRIPTION OF BUSINESS

General

We are a blank check company formed on September 19, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On October 6, 2011, ROIC Acquisition Holdings LP (the “Sponsor”) purchased 2,156,250 shares of our common stock (“Founder Shares”) for an aggregate amount of $25,000, or approximately $0.01 per share.

The registration statement for our initial public offering (“Public Offering”) was declared effective on February 24, 2012. We consummated the Public Offering on February 29, 2012 and received net proceeds of approximately $75,000,000 which includes $3,225,000 received for the purchase of 4,166,667 warrants (the “Sponsor Warrants”) by the Sponsor and 10,000 units by our Chairman. On April 9, 2012, an aggregate of 281,250 Founder Shares were forfeited by the Sponsor since the over-allotment option was not exercised by the underwriters in the Public Offering.

 On July 26, 2012, the Sponsor transferred 1,875,000 Founder Shares to its affiliate, Clinton Magnolia Master Fund, Ltd. (“Magnolia”) at a price of $0.0115942 per share and transferred 4,166,667 warrants to Magnolia at a price of $0.733962 per warrant.  In connection with such transfers, Magnolia assumed all rights and obligations of the Sponsor with regard to the Founder Shares and Sponsor Warrants.

At December 31, 2012, we had not commenced any operations. All activity through December 31, 2012 relates to our formation and Public Offering. Our fiscal year-end is December 31.

 Our management had broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering were intended to be generally applied toward effecting a Business Combination. Our efforts in identifying prospective target businesses was not limited to a particular industry or geographic region for purposes of consummating our initial Business Combination. While we may have pursued an acquisition opportunity in any business industry or sector, we intended to focus on industries or sectors that complemented our management team’s background, such as the consumer sector, and in particular the restaurant industry in the United States and globally.

Effecting our initial business combination

On January 31, 2013, we entered into a Business Combination Agreement and Plan of Merger (the “Merger Agreement”) by and between the Company, ROI Merger Sub Corp. (“Merger Sub Corp.”), ROI Merger Sub LLC (“Merger Sub LLC”), and EveryWare Global, Inc. (“EveryWare”), providing for the merger of Merger Sub Corp. with and into EveryWare, with EveryWare surviving the merger as our wholly-owned subsidiary of the Company, immediately followed by the merger of EveryWare with and into Merger Sub LLC, with Merger Sub LLC surviving the merger as a wholly-owned subsidiary of the Company.

The Merger Agreement provides for the merger of Merger Sub Corp. with and into EveryWare (the “Initial Merger”), with EveryWare continuing as the surviving corporation (the “Surviving Corporation”), immediately followed by the merger of the Surviving Corporation with and into Merger Sub LLC, with Merger Sub LLC continuing as the surviving company, and pursuant to which each share of outstanding capital stock, $0.001 par value per share, of EveryWare will be exchanged for cash and shares of our common stock, $0.0001 par value per share, as further described in, and subject to the terms of, the Merger Agreement.

Pursuant to the Merger Agreement, upon the effectiveness of the Initial Merger, each share of capital stock of EveryWare will be exchanged for cash and validly issued shares of our common stock (the “Shares”). The aggregate consideration will consist of (i) between $90 million and $107.5 million in cash, subject to adjustment in accordance with the terms of the Merger Agreement if the aggregate amount of cash available after redemption of shares of our common stock, in accordance with our Second Amended and Restated Certificate of Incorporation, from the trust account (the “Trust Account”) maintained for the benefit of the Company’s public stockholders (“Public Stockholders”) and receipt to be of proceeds from EveryWare’s refinancing of its existing indebtedness is less than $107.5 million, (ii) 10,440,000 shares of our common stock, subject to adjustment in accordance with the terms of the Merger Agreement if the aggregate amount of cash available after redemption of shares of our common stock, in accordance with our Second Amended and Restated Certificate of Incorporation from the Trust Account and receipt of proceeds from EveryWare’s refinancing of its existing indebtedness is less than $107.5 million (it is expected that the Shares issued to EveryWare’s existing stockholders will represent between 69.4% and 59.4% of the outstanding common stock of the post-merger company and that our existing stockholders will retain an ownership interest of between 23.1% and 33.0% of the post-merger company (depending on the level of redemptions by our existing stockholders and the aggregate proceeds from the proposed debt refinancing and disregarding warrants to purchase our common stock, which will remain outstanding following the Business Combination)) and (iii) an additional 3,500,000 shares of our common stock (the “Earnout Shares”), which Earnout Shares are subject to forfeiture in the event that the trading price of our common stock does not exceed certain price targets subsequent to the closing of the Business Combination, unless the Company consummates a change of control transaction under certain circumstances.

The Shares will be subject to certain restrictions on transfer for a period of time following the closing of the Business Combination.

The consummation of the transactions contemplated by the Merger Agreement is subject to a number of conditions set forth in the Merger Agreement including, among others, receipt of the requisite approval of the stockholders of the Company.

Redemption rights for holders of Public Shares upon consummation of the Business Combination

We will provide our stockholders with the opportunity to redeem their public shares (“Public Shares”) for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less franchise and income taxes payable, upon the consummation of the Business Combination, subject to the limitations described herein. There will be no redemption rights with respect to outstanding warrants or private placement units.

In connection with seeking stockholder approval, we will consummate the Business Combination only if a majority of the outstanding shares of common stock vote in favor of the Business Combination. In such case, Magnolia has agreed to vote its Founder Shares as well as any Public Shares purchased during or after the Public Offering in favor of the Business Combination. In addition, Magnolia has agreed to waive its redemption rights with respect to its Founder Shares and any Public Shares it may hold in connection with the consummation of the Business Combination. Our officers and directors have also agreed to waive their redemption rights with respect to any Public Shares in connection with the consummation of the Business Combination.

If we do not effect a Business Combination by November 29, 2013, 21 months from the closing of the Public Offering, we will liquidate the Trust Account and distribute the amount then held in the Trust Account, including interest but net of franchise and income taxes payable and less up to $50,000 of such net interest that may be released to us from the Trust Account to pay liquidation expenses, to our Public Stockholders, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Net proceeds of approximately $75.1 million from the Public Offering and simultaneous private placement of the Sponsor Warrants (as described below) are held in the Trust Account. Except for the interest income earned on the Trust Account balance that may be released to us to pay any income and franchise taxes and to fund our working capital requirements, and any amounts necessary to purchase up to 15% of our shares issued as part of the Units described below in connection with seeking stockholder approval for our initial Business Combination, none of the funds held in the Trust Account will be released until the earlier of the completion of our initial Business Combination and the redemption of 100% of our Public Shares if we are unable to consummate a Business Combination by November 29, 2013, 21 months from the closing of the Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our Public Stockholders.

Limitation on redemption rights upon consummation of a business combination if we seek a stockholder vote

Notwithstanding the foregoing, in connection with holding a stockholder vote to approve our initial Business Combination, our Second Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in our Public Offering. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Stockholder holding more than an aggregate of 10% of the shares sold in our Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting a stockholder’s ability to redeem more than 10% of the shares sold in our Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to consummate the Business Combination. However, our Second Amended and Restated Certificate of Incorporation does not restrict our Public Stockholders’ ability to vote all of their shares for or against a Business Combination.

Redemption of common stock and liquidation if no Business Combination

Magnolia and our officers and directors have agreed that we will have only until November 29, 2013, which is the date that is 21 months after the closing of our Public Offering, to consummate our initial Business Combination. If we are unable to consummate the Business Combination within such time frame, we will:

•	cease all operations except for the purpose of winding up;

•	as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest but net of franchise and income taxes payable and less up to $100,000 of such net interest that may be released to us from the Trust Account to pay dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the Trust Account which is received after such redemption shall be distributed to the former Public Stockholders; and

•	as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate;

subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Pursuant to the terms of our Second Amended and Restated Certificate of Incorporation, our powers following the expiration of the permitted time period for consummating the Business Combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs.

Employees

We currently have five executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed the Business Combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

In addition to the other information included in this report, the following risk factors should be considered in evaluating our business and future prospects. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to the Company and our business. You should also read the other information included in this report, including our financial statements and the related notes.

Risks Related to the Company and the Business Combination

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002 that will be applicable to us after the Business Combination.

EveryWare is not currently subject to Section 404 of the Sarbanes-Oxley Act of 2002. However, following the Business Combination, we will be subject to Section 404. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those required of EveryWare as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable to the Company after the Business Combination. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

Our working capital will be reduced if our stockholders exercise their redemption rights in connection with the Business Combination, which may adversely affect our business and future operations.

Pursuant to our second amended and restated certificate of incorporation, holders of public shares may demand that we redeem their shares for a pro rata share of the cash held in the Trust Account, less franchise taxes and income tax payable, calculated as of two business days prior to the closing.

If the Business Combination is consummated, the funds held in the Trust Account will be released to pay (i) a portion of the cash consideration pursuant to the Merger Agreement, (ii) our stockholders who properly exercise their redemption rights, (iii) up to $2.25 million in deferred underwriting compensation to the underwriters of our Public Offering and other designated persons and certain additional fees for advisory services, (iv) all fees, costs and expenses (including regulatory fees, legal fees, accounting fees, printer fees, and other professional fees) that were incurred by the Company, Merger Sub Corp., Merger Sub LLC or EveryWare in connection with the transactions contemplated by the Business Combination and (v) unpaid franchise and income taxes of the Company.

Our working capital will be reduced if we purchase shares from Public Stockholders who indicate an intention to vote against the Business Combination.

In connection with the stockholder vote to approve the proposed Business Combination, we may privately negotiate transactions to purchase shares after the closing of the Business Combination from stockholders who would have otherwise elected to have their shares redeemed for a per-share pro rata portion of the Trust Account. Magnolia, our directors, officers, or advisors or their respective affiliates may also purchase shares in privately negotiated transactions from Public Stockholders who indicate an intention to vote against the Business Combination. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights or vote against the Business Combination. In the event that we, Magnolia, our directors, officers or advisors or our or their affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights or vote against Business Combination, such selling stockholders would be required to revoke their prior elections to redeem their shares. Any such privately negotiated purchases may be effected at purchase prices that are in excess of the per-share pro rata portion of the Trust Account. In the event that we are the buyer in such privately negotiated purchases, we could elect to use Trust Account proceeds to pay the purchase price in such transactions after the closing of the Business Combination, which would have the effect of reducing the working capital available to the Company after the Business Combination.

Although permitted under our second amended and restated certificate of incorporation, we will not, prior to consummation of the Business Combination, release amounts from the Trust Account to purchase in the open market shares of common stock sold in our Public Offering. Further, although permitted pursuant to a securities purchase option agreement entered into prior to our Public Offering, Magnolia will not purchase up to 1,500,000 units from the Company in a private placement at $10.00 per unit.

Subsequent to the consummation of the Business Combination, we may be required to take writedowns or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although we have conducted due diligence on EveryWare, we cannot assure you that this diligence revealed all material issues that may be present in EveryWare’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our and EveryWare’s control will not later arise. As a result, we may be forced to later writedown or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the Company or its securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

Concentration of ownership after the Business Combination may have the effect of delaying or preventing a change in control.

It is anticipated that, upon completion of the Business Combination, Monomoy Capital Partners, L.P., MCP Supplemental Fund, L.P., Monomoy Executive Co-Investment Fund, L.P., Monomoy Capital Partners II, L.P. and MCP Supplemental Fund II, L.P. (collectively the “MCP Funds”) will own between approximately 57.7% and 85.6% of the post-merger company. These percentages are calculated based on a number of assumptions and are subject to adjustment in accordance with the terms of the Merger Agreement. These relative percentages assume that the Company receives $250.0 million in cash proceeds from the proposed issuance of senior secured notes in order to fund the $107.5 million in cash, subject to adjustment in accordance with the terms of the Merger Agreement (the “Cash Merger Consideration”) and refinance EveryWare’s existing debt and are based upon net debt of EveryWare at December 31, 2012. If the actual facts are different from these assumptions, the percentage ownership retained by ROI’s existing stockholders will be different. These percentages also do not take into account (i) the additional 3,500,000 shares of the Company’s common stock to be issued to EveryWare stockholders in connection with the closing of the Business Combination, which will be subject to forfeiture in the event that the trading price of the Company’s common stock does not exceed certain price targets subsequent to the closing of the Business Combination (the “Earnout Shares”) and 551,471 shares of outstanding Company common stock currently held by Magnolia, that could in each case be subject to forfeiture in the future if certain performance conditions relating to our trading price are not met following the Business Combination, (ii) options to purchase shares of ROI common stock that will be issued to former holders of EveryWare stock options in connection with the Business Combination and (iii) warrants to purchase ROI’s common stock that will remain outstanding following the Business Combination. As a result, the MCP Funds will have the ability to determine the outcome of corporate actions of the Company requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Upon the closing of the Business Combination, we will enter into an amended and restated registration rights agreement with respect to the Founder Shares and shares purchased by Thomas J. Baldwin, our Chairman of the Board and Chief Executive Officer in a private placement, shares of our common stock underlying the Sponsor Warrants, the shares of our common stock that we will issue under the Merger Agreement, any shares of issued or issuable upon the exercise of any equity security of the Company that is issuable upon conversion of any working capital loans in an amount up to $500,000 made to the Company and all shares issued to a holder with respect to the securities referred to above by way of any stock split, stock dividend, recapitalization, combination of shares, acquisition, consolidation, reorganization, share exchange, share reconstruction, amalgamation, contractual control arrangement or similar event, which securities we collectively refer to as “registrable securities.” This registration rights agreement amends and restates entirely the registration rights agreement we entered into in connection with our Public Offering. Under this agreement, we have agreed that the holders of a majority of the registrable securities are entitled to three long form registrations and unlimited short form registrations, known as demand registrations, whereby we are required to file a shelf registration statement with the SEC as soon as practicable after receipt of such demand registration. The holders of a majority of the registrable securities will be entitled to unlimited takedowns of the shelf, provided the shelf remains effective. However, the Company shall not be obligated to effect any demand registration within six months after the effective date of a previous demand registration. Holders of registrable securities will also have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Business Combination.

Upon effectiveness of the registration statement we file pursuant to the registration rights agreement, or upon the expiration of the lockup periods applicable to the common stock that we will issue to EveryWare equity holders, these parties may sell large amounts of our stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our stock.

Although we expect our common stock will be listed on NASDAQ after the closing, there can be no assurance that our common stock will be so listed or, if listed, that we will be able to comply with the continued listing standards of NASDAQ.

Our common stock, units and warrants are currently listed on NASDAQ. In connection with the closing of the Business Combination, we have applied to continue to list our common stock on NASDAQ after the closing under the symbol “EVRY.” As part of the application process, we are required to provide evidence that we are able to meet the continuing listing requirements of NASDAQ, including the requirement that our common stock is held by a minimum of 300 holders. If we are unable to list our common stock on NASDAQ or if, after the Business Combination, NASDAQ delists our common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

ROI may apply the net proceeds released from the Trust Account together with the proceeds of the proposed acquisition financing in a manner that does not improve our results of operations or increase the value of your investment.

If the Business Combination is consummated, the funds held in the Trust Account will be released to pay (i) a portion of the cash consideration pursuant to the Merger Agreement, (ii) ROI stockholders who properly exercise their redemption rights, (iii) up to $2.25 million in deferred underwriting compensation to the underwriters of our Public Offering and other designated persons and certain additional fees for advisory services, (iv) all fees, costs and expenses (including regulatory fees, legal fees, accounting fees, printer fees, and other professional fees) that were incurred by the Company, Merger Sub Corp., Merger Sub LLC or EveryWare in connection with the transactions contemplated by the Business Combination and (v) unpaid franchise and income taxes of the Company.

Other than these uses, we do not have specific plans for any funds remaining from the proposed acquisition financing and the Trust Account and will have broad discretion regarding how we use such funds. These funds could be used in a manner with which you may not agree or applied in ways that do not improve the Company’s results of operations or increase the value of your investment.

If the Business Combination’s benefits do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of the Company’s securities prior to the closing of the Business Combination may decline. The market values of our securities at the time of the Business Combination may vary significantly from their prices on the date the Merger Agreement was executed, the date of the Company’s proxy statement, or the date on which our stockholders vote on the Business Combination. Because the share exchange ratio in the Merger Agreement will not be adjusted to reflect any changes in the market price of our common stock, the market value of the Company common stock issued in the Business Combination may be higher or lower than the values of these shares on earlier dates.

In addition, following the Business Combination, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there has not been a public market for EveryWare’s stock and trading in the shares of the Company’s common stock has not been active. Accordingly, the valuation ascribed to EveryWare and our common stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for our securities develops and continues, the trading price of our securities following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of the Company’s securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning the Company or the consumer goods market in general;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving the Company;

•	changes in the Company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our common stock available for public sale;

•	any major change in our board or management;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and NASDAQ have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Warrants will become exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding warrants to purchase an aggregate of 11,676,667 shares of our common stock will become exercisable for a like number of shares of our common stock in accordance with the terms of the warrant agreement governing those securities. These warrants consist of 7,500,000 warrants originally sold as part of units in our Public Offering, 4,166,667 Sponsor Warrants originally sold by the Company to the Sponsor in a private sale simultaneously with our Public Offering (which were subsequently transferred to Magnolia) and 10,000 Sponsor Warrants originally sold as part of units issued simultaneously with our Public Offering to Mr. Baldwin. These warrants will become exercisable 30 days after the completion of the Business Combination, and will expire at 5:00 p.m., New York time, five years after the completion of the Business Combination or earlier upon redemption or liquidation. The exercise price of these warrants is $12.00 per share, or $140.1 million in the aggregate for all shares underlying these warrants. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of common stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

If, following the Business Combination, securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on the Company. If no securities or industry analysts commence coverage of the Company, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Company’s certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the ability of our board of directors to determine whether to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or annual meeting of our stockholders;

•	the requirement that an annual meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	controlling the procedures for the conduct and scheduling of stockholder meetings;

•	providing that directors may be removed prior to the expiration of their terms by stockholders only for cause; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company’s.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (“DGCL”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of ROI’s outstanding common stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

If we are unable to effect a business combination by November 29, 2013, we will be forced to liquidate and the warrants will expire worthless.

If we do not complete a business combination by November 29, 2013, our second amended and restated certificate of incorporation provides that we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, subject to lawfully available funds therefor, redeem 100% of the public shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest but net of franchise and income taxes payable (less up to $50,000 of such net interest to pay dissolution expenses), by (B) the total number of then outstanding public shares, which redemption will completely extinguish rights of the Public Stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemptions, subject to the approval of the remaining stockholders and the board of directors in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under the DGCL to provide for claims of creditors and other requirements of applicable law. In the event of liquidation, there will be no distribution with respect to the company’s outstanding warrants. Accordingly, the warrants will expire worthless.

For illustrative purposes, based on funds in the Trust Account of $75.1 million on December 31, 2012, the estimated per share redemption price would have been approximately $10.00. We do not anticipate the Trust Account balance at the time the Business Combination is completed will be materially greater than the funds held in trust as of December 31, 2012.

If we are forced to liquidate, our stockholders may be held liable for claims by third parties against the Company to the extent of distributions received by them.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our Public Stockholders upon the redemption of 100% of our public shares in the event we do not consummate an initial business combination by November 29, 2013 may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, we intend to redeem our public shares as soon as reasonably possible following November 29, 2013 in the event we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires the Company to adopt a plan, based on facts known to us at such time that will provide for the payment of all existing and pending claims or claims that may be potentially brought against the Company within the 10 years following dissolution. However, because we are a blank check company, rather than an operating company, and our operations have been limited to searching for prospective target businesses, the only likely claims to arise would be from vendors (such as lawyers, investment bankers, and consultants) or prospective target businesses. If the Company’s plan of distribution complies with Section 281(b) of the DGCL, any liability of our stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. There can be no assurance that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of its stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of the Trust Account distributed to our Public Stockholders upon the redemption of 100% of our public shares in the event we do not consummate an initial business combination within the required timeframe is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the Trust Account to our Public Stockholders promptly after November 29, 2013 in the event we do not consummate an initial business combination, this may be viewed or interpreted as giving preference to our stockholders over any potential creditors with respect to access to or distributions from the Company’s assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duties to the Company’s creditors and/or may have acted in bad faith, thereby exposing itself and the Company to claims of punitive damages, by paying our stockholders from the Trust Account prior to addressing the claims of creditors. There can be no assurance that claims will not be brought against the Company for these reasons.

Unlike some other blank check companies, the Company does not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate the Business Combination even if a substantial number of our stockholders do not agree.

Since the Company has no specified maximum redemption threshold, our structure is different in this respect from the structure that has been used by some blank check companies. Previously, blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified percentage of the shares sold in such company’s Public Offering, which percentage threshold is typically between 19.99% and 39.99%. As a result, we may be able to consummate the Business Combination even though a substantial number of our Public Stockholders do not agree with the transaction and have redeemed their shares. In no event, however, will we redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (500,001 shares or 5.3% of the Company’s issued and outstanding public shares of common stock, as of December 31, 2012). In addition, it is a condition to closing under the Merger Agreement that we provide cash consideration of at least $90.0 million to EveryWare equityholders from the amount held in the Trust Account and from the proceeds of acquisition financing which we will seek to obtain in connection with the Business Combination. Each redemption of public shares by our Public Stockholders will decrease the amounts in our Trust Account and increase the number of additional shares of ROI common stock we would need to issue as a result of the cash shortfall. Therefore, in order to satisfy the condition to closing, the maximum redemption threshold is the amount that would allow us to maintain, in the aggregate, at least $90.0 million of available cash to pay the Cash Merger Consideration. If, however, redemptions by our public stockholders cause us to be unable to provide EveryWare’s equityholders with $90.0 million in cash consideration at the closing of the Business Combination, EveryWare, may, at its option, elect to receive additional shares of ROI common stock equal to the cash shortfall and thereby reduce the amount of cash it receives to as low as $55.0 million, which would increase the maximum redemption threshold.

Activities taken by the Company and its affiliates to purchase, directly or indirectly, public shares will increase the likelihood of approval of the Business Combination and may affect the market price of the Company’s securities during the buyback period.

We may enter into privately negotiated transactions to purchase public shares from stockholders following consummation of the Business Combination with proceeds released to it from the Trust Account immediately following consummation of the Business Combination. Magnolia and our directors, officers, advisors or their affiliates may also purchase shares in privately negotiated transactions either prior to or following the consummation of the Business Combination. Neither we nor Magnolia and our directors, officers, advisors or their affiliates will make any such purchases when such parties are in possession of any material non-public information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act of 1934, as amended (the “Exchange Act”). Although neither we nor Magnolia and our directors, officers, advisors or their affiliates currently anticipate paying any premium purchase price for such public shares, in the event such parties do, the payment of a premium may not be in the best interest of those stockholders not receiving any such additional consideration. In addition, the payment of a premium by the Company after the consummation of the Business Combination may not be in the best interest of the remaining stockholders who do not redeem their shares, because such stockholders will experience a reduction in book value per share compared to the value received by stockholders that have their shares purchased by the Company at a premium. Except for the limitations described above on use of trust proceeds released to the Company prior to consummating the Business Combination, there is no limit on the number of shares that could be acquired by the Company or Magnolia and our directors, officers, advisors or their affiliates, or the price such parties may pay.

If such transactions are effected, the consequence could be to cause the Business Combination to be approved in circumstances where such approval could not otherwise be obtained. Purchases of shares by the persons described above would allow them to exert more influence over the approval of the Business Combination and would likely increase the chances that the Business Combination would be approved. In addition, if the market does not view the Business Combination positively, purchases of public shares may have the effect of counteracting the market’s view, which would otherwise be reflected in a decline in the market price of our securities. In addition, the termination of the support provided by these purchases may materially adversely affect the market price of our securities.

As of the date of this Annual Report on Form 10-K, no agreements with respect to the private purchase of public shares by the Company or the persons described above have been entered into with any such investor or holder. We will file a Current Report on Form 8-K with the SEC to disclose private arrangements entered into or significant private purchases made by any of the aforementioned persons that would affect the vote on the Business Combination.

Our stockholders will experience immediate dilution as a consequence of the issuance of common stock as consideration in the Business Combination. Having a minority share position may reduce the influence that our current stockholders have on the management of the Company.

We will issue 10,440,000 shares of common stock of the Company at the closing to EveryWare’s equity holders, subject to adjustment as described herein, and an additional 3,500,000 Earnout Shares. As a result, our current stockholders will hold 9,385,000 shares or approximately 40.4% of the post-merger company. This percentage assumes that ROI receives $250.0 million in cash proceeds from the proposed issuance of senior secured notes in order to fund the Cash Merger Consideration and refinance EveryWare’s existing debt and are based upon net debt of EveryWare at December 31, 2012. If the actual facts are different than these assumptions, the percentage ownership retained by ROI’s existing stockholders will be different. This percentage also does not take into account (i) the additional 3,500,000 Earnout Shares and 551,471 shares of outstanding ROI common stock currently held by Magnolia, that could in each case be subject to forfeiture in the future if certain performance conditions relating to the trading price of ROI’s Common Stock are not met following the Business Combination, (ii) options to purchase shares of ROI common stock that will be issued to former holders of EveryWare stock option in connection with the Business Combination and (iii) warrants to purchase ROI’s common stock that will remain outstanding following the Business Combination. Consequently, the ability of our current stockholders following the Business Combination to influence management of the Company through the election of directors will be substantially reduced.

If we are unable to complete the Business Combination by November 29, 2013, our second amended and restated certificate of incorporation provides that its corporate existence will automatically terminate and we will dissolve and liquidate. In such event, third parties may bring claims against the Company and, as a result, the proceeds held in trust could be reduced and the per share liquidation price received by stockholders could be less than $10.00 per share.

We must complete a business combination by November 29, 2013, when, pursuant to our second amended and restated certificate of incorporation, our corporate existence will terminate and we will be required to liquidate. In such event, third parties may bring claims against the Company. Although we have obtained waiver agreements from many of the vendors and service providers we have engaged and prospective target businesses with which we have negotiated, whereby such parties have waived any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that such parties will not bring claims seeking recourse against the Trust Account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as other claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against the Company’s assets, including the funds held in the Trust Account. Further, we could be subject to claims from parties not in contract with it who have not executed a waiver, such as a third party claiming tortious interference as a result of the Business Combination. GEH Capital Inc., Joseph A. De Perio and George E. Hall have agreed that they will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which we have discussed entering into a business combination agreement, reduce the amounts in the Trust Account to below $10.00 per share except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, GEH Capital Inc., Joseph A. De Perio and George E. Hall will not be responsible to the extent of any liability for such third party claims. However, we have not asked GEH Capital Inc., Joseph A. De Perio or George E. Hall to reserve for such indemnification obligations and there can be no assurance that GEH Capital Inc., Joseph A. De Perio or George E. Hall would be able to satisfy those obligations. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. In addition, if GEH Capital Inc., Joseph A. De Perio or George E. Hall assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against GEH Capital Inc., Joseph A. De Perio and George E. Hall to enforce their indemnification obligations. While we currently expect that the Company’s independent directors would take legal action on their behalf against GEH Capital Inc., Joseph A. De Perio and George E. Hall to enforce their indemnification obligations, it is possible that the Company’s independent directors in exercising their business judgment may choose not to do so in any particular instance.

Stockholders of ROI who wish to redeem their shares for a pro rata portion of the Trust Account must comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising redemption rights.

Public stockholders who wish to redeem their shares for a pro rata portion of the Trust Account must, among other things, tender their certificates to our transfer agent or deliver their shares to the transfer agent electronically through the DTC prior to 4:30 P.M., New York time, on the second business day prior to the special meeting of stockholders. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. If it takes longer than anticipated to obtain a physical certificate, stockholders who wish to redeem their shares may be unable to obtain physical certificates by the deadline for exercising their redemption rights and thus will be unable to redeem their shares.

The financial statements included in this Annual Report on Form 10-K do not take into account the consequences to ROI of a failure to complete a business combination by November 29, 2013.

The financial statements included in this Annual Report on Form 10-K have been prepared assuming that we would continue as a going concern. As discussed in Note 1 to the Notes to the ROI financial statements for the year ended December 31, 2012, we are required to complete the Business Combination by November 29, 2013. The possibility of the Business Combination not being consummated raises some doubt as to our ability to continue as a going concern and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ROI board of directors did not obtain a third-party valuation or fairness opinion in determining whether or not to proceed with the Business Combination.

Our board of directors did not obtain a third-party valuation or fairness opinion in connection with their determination to approve the Business Combination. In analyzing the Business Combination, our board and management conducted due diligence on EveryWare, researched the industries in which EveryWare operates, and developed a long-range financial model and concluded that the Business Combination was in the best interest of our stockholders. The lack of a third-party valuation or fairness opinion may lead an increased number of our stockholders to vote against the Business Combination or demand redemption of their shares of our common stock, which could potentially impact our ability to consummate the Business Combination.

The Company and EveryWare will be subject to business uncertainties and contractual restrictions while the Business Combination is pending.

Uncertainty about the effect of the Business Combination on employees and customers may have an adverse effect on the Company and EveryWare. These uncertainties may impair our or EveryWare’s ability to retain and motivate key personnel and could cause customers and others that deal with any of us or them to defer entering into contracts or making other decisions or seek to change existing business relationships. If key employees depart because of uncertainty about their future roles and the potential complexities of the Business Combination, our or EveryWare’s business could be harmed.

We will incur significant transaction and transition costs in connection with the Business Combination.

We expect to incur significant, non-recurring costs in connection with consummating the Business Combination and EveryWare operating as a public company. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur significant fees and expenses relating to financing arrangements and legal, accounting and other transaction fees and costs associated with the Business Combination. Some of these costs are payable regardless of whether the Business Combination is completed.

Registration of the shares underlying the warrants and a current prospectus may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

Under the warrant agreement, we will be obligated to use our best efforts to maintain the effectiveness of a registration statement under the Securities Act, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. In addition, we will be obligated to use our best efforts to register the shares of common stock issuable upon exercise of a warrant under the blue sky laws of the states of residence of the exercising warrantholder to the extent an exemption is not available.

If any such registration statement is not effective on the 60th day following the closing of the Business Combination or afterward, we will be required to permit holders to exercise their warrants on a cashless basis, under certain circumstances specified in the warrant agreement. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the shares issuable upon such exercise are registered or qualified under the Securities Act and securities laws of the state of the exercising holder to the extent an exemption is unavailable. In no event will we be required to issue cash, securities or other compensation in exchange for the warrants in the event that the shares underlying such warrants are not registered or qualified under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

We may redeem the public warrants prior to their exercise at a time that is disadvantageous to warrantholders, thereby making their warrants worthless.

We will have the ability to redeem the outstanding public warrants at any time after they become exercisable (which would not be before 30 days after the consummation of the Business Combination) and prior to their expiration at a price of $0.01 per warrant, provided that (i) the last reported sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within the 30 trading-day period ending on the third business day before we send the notice of such redemption and (ii) on the date we give notice of redemption and during the entire period thereafter until the time the warrants are redeemed, there is an effective registration statement under the Securities Act covering the shares of our common stock issuable upon exercise of the public warrants and a current prospectus relating to them is available. Redemption of the outstanding public warrants could force holders of public warrants:

•	to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so;

•	to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or

•	to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.

We may not be able to complete the proposed financing transactions in connection with the Business Combination.

We may not be able to complete the proposed financing transactions, including the amendment of EveryWare’s existing senior credit facility and the issuance of senior secured notes offering, in connection with the Business Combination on terms that are acceptable to us, or at all. If we do not complete the proposed financing transactions contemplated by the Business Combination, we will be required to obtain alternative financing in order to fund a portion of the cash consideration for the Business Combination. If we are unable do so on terms that are acceptable to us, or at all, we may not be able to complete the Business Combination. Neither completing the amendment of EveryWare’s existing senior credit facility or the senior secured notes offering, nor obtaining any other financing, is a condition to the Business Combination under the Merger Agreement; however, it is a condition to closing under the Merger Agreement that we provide cash consideration of at least $90.0 million to EveryWare, from the amount held in the Trust Account and from the proceeds of acquisition financing.

Risks Related to EveryWare’s Business and Industry

Slowdowns in the retail and foodservice industries could adversely impact EveryWare’s results of operations, financial condition and liquidity.

EveryWare’s operations and financial performance are directly impacted by changes in the retail and foodservice industries, which in turn are impacted by changes in the global economy. The retail and foodservice industries are directly affected by general economic factors including recession, inflation, deflation, new home sales and housing starts, levels of disposable income, consumer credit availability, consumer debt levels, unemployment trends, fuel and energy costs, material input costs, foreign currency translation, labor cost inflation, interest rates, the impact of natural disasters, political and social unrest and terrorism and other matters that influence consumer spending. Any significant downturn in the global economy may significantly lower consumer discretionary spending, which may in turn lower the demand for EveryWare’s products, particularly in EveryWare’s consumer segment. In particular, demand for EveryWare’s consumer products is correlated to the strength of the housing industry because consumers are more likely to purchase tabletop, food preparation and pantry products in connection with purchasing a new home. When home sales and housing starts are weak, demand for EveryWare’s products can be adversely affected. Expenditures in the foodservice industry are also affected by discretionary spending levels and may decline during a general economic downturn. Hotels, airlines and restaurants are less likely to invest in new flatware, dinnerware, barware, hollowware and banquetware when there is a slowdown in their industry. Currently, uncertainty about global economic conditions and austerity measures adopted by some governments in order to address sovereign debt concerns may cause consumers of EveryWare’s products to postpone spending in response to tighter credit, negative financial news or declines in income or asset values. These factors could have adverse effects on the demand for EveryWare’s products and on EveryWare’s operating results and financial condition. A substantial deterioration in general economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, which could negatively impact EveryWare’s results of operations, financial condition and liquidity.

EveryWare’s operations and financial performance are directly impacted by changes in the global economy.

An economic decline in future reporting periods could negatively affect EveryWare’s business and results of operations. The volatility of the current economic climate makes it difficult for them to predict their results of operations. In periods of economic uncertainty, EveryWare’s customers may face financial difficulties, the unavailability of or reduction in commercial credit, or both, that may result in decreased sales. Certain of EveryWare’s customers may cease operations or seek bankruptcy protection, which would reduce their cash flows and adversely impact their results of operations. EveryWare’s customers that are financially viable and that do not experience economic distress may nevertheless elect to reduce the volume of orders for their products or close facilities in an effort to remain financially stable or as a result of the unavailability of commercial credit, which would negatively affect their results of operations. EveryWare may also have difficulty accessing the global credit markets due to the tightening of commercial credit availability and the financial difficulties of their customers, which would result in decreased ability to fund capital-intensive strategic projects. In addition, EveryWare may experience challenges in forecasting revenues and operating results due to these global economic conditions. The difficulty in forecasting revenues and operating results may result in volatility in the market price of EveryWare’s common stock.

Oneida Ltd., Anchor Hocking, LLC and Anchor Hocking Canada, Inc. have been considered a part of EveryWare for a limited time and their combined operating history is limited and may not be indicative of EveryWare’s future performance.

Although Oneida Ltd. and Anchor Hocking, LLC and Anchor Hocking Canada, Inc. have been in existence for many years, EveryWare has a limited reporting history. Investment funds affiliated with Monomoy Capital Management, LLC (“Monomoy”) acquired Anchor Hocking, LLC and Anchor Hocking Canada, Inc. in April 2007 and Oneida Ltd. in November 2011 and integrated both companies under EveryWare in March 2012. EveryWare’s financial results for 2011 include two months of Oneida Ltd.’s results of operations from the date the two companies came under the common control of Monomoy. Consequently, EveryWare’s financial results for 2012 are not comparable with EveryWare’s financial results for 2011 without consideration of Oneida Ltd.’s results of operations for the first ten months of 2011, and the financial information of EveryWare in this proxy statement may not be indicative of its future performance.

If EveryWare is unable to successfully execute any material part of its growth strategy, its future growth and ability to make profitable investments in its business would be harmed.

EveryWare’s success depends on its ability to expand its business while maintaining profitability. EveryWare may not be able to sustain its growth or profitability on a quarterly or annual basis in future periods. EveryWare’s future growth and profitability will depend upon a number of factors, including, without limitation:

•	the level of competition in the consumer products industry;

•	EveryWare’s ability to offer new products and to extend existing brands and products into new markets, including international markets;

•	EveryWare’s ability to identify, acquire and integrate strategic acquisitions;

•	EveryWare’s ability to remain competitive in its pricing;

•	EveryWare’s ability to maintain efficient, timely and cost-effective production and delivery of its products;

•	the efficiency and effectiveness of EveryWare’s sales and marketing efforts in building product and brand awareness and cross-marketing its brands;

•	EveryWare’s ability to identify and respond successfully to emerging trends in the consumer products industry;

•	the level of consumer acceptance of EveryWare’s products; and

•	general economic conditions and consumer confidence.

EveryWare may not be successful in executing its growth strategy, and even if EveryWare achieves targeted growth, it may not be able to sustain profitability. Failure to successfully execute any material part of EveryWare’s growth strategy would significantly impair EveryWare’s future growth and its ability to make profitable investments in its business.

EveryWare’s foodservice segment is sensitive to safety concerns, including acts of terrorism, unstable political conditions or public health catastrophes, which could adversely affect EveryWare’s customers’ businesses and could reduce demand for EveryWare’s products.

Within the foodservice industry, the travel and hospitality businesses are sensitive to safety concerns, and these businesses may decline after acts of terrorism, during periods of political instability in which travelers become concerned about safety issues or when travel might involve health-related risks. For example, EveryWare’s sales to the airline industry greatly decreased in response to the terrorist attacks on September 11, 2001 and the security measures implemented in response to such attacks, including removing metal flatware and knives aboard commercial flights. Acts of terrorism, unstable political conditions or a public health catastrophe could negatively affect EveryWare’s customers in the foodservice segment and reduce their purchases from EveryWare, which could have an adverse impact on EveryWare’s results of operations, financial condition and liquidity.

If EveryWare’s products do not appeal to a broad range of consumers, its sales and its results of operations would be harmed.

EveryWare’s success depends on its products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If EveryWare’s current products do not meet consumer demands, its sales will decline. In addition, EveryWare’s growth depends upon its ability to develop new products and product improvements, which involve numerous risks. As EveryWare grows, its reliance on new products may increase. EveryWare may not be able to accurately identify consumer preferences, translate its knowledge into consumer-accepted products or successfully integrate new products with its existing product platform or operations. EveryWare may also experience increased expenses incurred in connection with product development or marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect its results of operations. Unsuccessful product launches could also result in increased inventory writedowns. EveryWare may not be able to successfully develop new products in the future, and its newly developed products may not contribute favorably to its results of operations. Furthermore, product development may divert management’s attention from other business concerns, which could cause sales of EveryWare’s existing products to suffer.

EveryWare is subject to certain risks associated with EveryWare’s foreign operations. These risks could adversely affect EveryWare’s results of operations and financial condition.

EveryWare conducts business outside of the United States in Europe, Latin America, the Caribbean, Africa, the Middle East and Asia. As a result, EveryWare is subject to risks associated with operating in foreign countries, including:

•	political, social and economic instability in countries where EveryWare operates, which may have an adverse effect on both EveryWare’s operations in those countries and in other parts of the world in which EveryWare operates;

•	war, civil and political unrest and acts of terrorism;

•	the taking of property by nationalization or expropriation without fair compensation;

•	tax rates in certain foreign countries, which may exceed those in the U.S.;

•	changes in government policies, laws and regulations;

•	delays resulting from difficulty in obtaining export licenses, tariffs and other barriers and restrictions;

•	ineffective intellectual property protection;

•	hyperinflation in certain countries;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations including the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems; and

•	complications in complying with a variety of foreign laws and regulations, which may differ from or conflict with U.S. law.

As EveryWare continues to expand its business globally, it is increasingly exposed to these risks. EveryWare’s success will be dependent, in part, on EveryWare’s ability to anticipate and effectively manage these and other risks associated with foreign operations. These and other factors may have a material adverse effect on EveryWare’s international operations or on EveryWare’s business, financial condition or results of operations as a whole.

Requirements associated with being a public company will increase EveryWare’s costs significantly, as well as divert significant resources and management attention.

EveryWare is not currently subject to the reporting requirements of the Exchange Act, or the other rules and regulations of the SEC or any securities exchange relating to public companies. It will become subject to the Exchange Act and the NASDAQ listing rules as a result of the Business Combination. EveryWare is working with its independent accountants and financial advisors to identify those areas in which changes should be made to its financial and management control systems to manage its growth and its obligations as a public company. These areas include corporate governance, corporate internal controls, internal audit, disclosure controls and procedures and financial reporting and accounting systems. EveryWare has made, and will continue to make, changes in these and other areas. However, the expenses that will be required in order to adequately prepare for being a public company could be material. Compliance with the various reporting and other requirements applicable to public companies will also require considerable time and attention of management. EveryWare cannot predict or estimate the amount of the additional costs it may incur, the timing of such costs or the degree of impact that EveryWare’s management’s attention to these matters will have on its business. In addition, the changes EveryWare makes may not be sufficient to allow it to satisfy its obligations as a public company on a timely basis. In addition, being a public company could make it more difficult or more costly for EveryWare to obtain certain types of insurance, including directors’ and officers’ liability insurance, and EveryWare may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for EveryWare to attract and retain qualified persons to serve on its board of directors, its board committees or as its executive officers.

Many of EveryWare’s competitors are not subject to these requirements, because they do not have securities that are publicly traded on a U.S. securities exchange or other securities exchanges. As a result, these competitors are not subject to the risks identified above. In addition, the public disclosures that EveryWare will be required to provide pursuant to the SEC’s rules and regulations may furnish its competitors with greater competitive information regarding EveryWare’s operations and financial results than it is able to obtain regarding their operations and financial results, thereby placing EveryWare at a competitive disadvantage.

EveryWare may incur fines or penalties, damage to its reputation or other adverse consequences if its employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws.

EveryWare’s internal controls may not always protect it from reckless or criminal acts committed by its employees, agents or business partners that would violate U.S. or other laws, including world-wide anti-bribery, competition, trade sanctions and regulations and other related laws. Any such improper actions could subject EveryWare to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal monetary and non-monetary penalties against EveryWare or its subsidiaries, and could damage its reputation. Even the allegation or appearance of EveryWare’s employees, agents or business partners acting improperly or illegally could damage its reputation and result in significant expenditures in investigating and responding to such actions.

EveryWare’s ability to attract, develop and retain talented employees, managers and key executives is critical to its success.

EveryWare’s success depends on its ability to attract, develop and retain talented employees, including executives and other key managers. The loss of certain key officers and employees, or the failure to attract and develop talented new executives and managers, could have an adverse effect on EveryWare’s business. EveryWare’s industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with successful track records. EveryWare’s ability to attract and retain employees with the requisite experience and skills depends on several factors, including, but not limited to, EveryWare’s ability to offer competitive wages, benefits and professional growth opportunities. Effective succession planning is also important to its long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder EveryWare’s strategic planning and execution.

EveryWare may encounter difficulties arising from acquisitions.

EveryWare is continually evaluating acquisitions and strategic investments that are significant to its business both in the United States and internationally. EveryWare may not be able to identify suitable acquisition candidates, or complete such acquisitions, joint ventures and strategic investments on acceptable terms and conditions, and these acquisitions, joint ventures and strategic investments may not be successfully integrated into EveryWare’s operations. The costs of unsuccessful acquisition, joint venture and strategic investment efforts may adversely affect EveryWare’s results of operations, financial condition or prospects. In addition, any future acquisitions that EveryWare might make are subject to various risks and uncertainties, including:

•	the inability to integrate effectively the operations, products, technologies, personnel and information systems of the acquired companies (some of which may be in different geographic regions, languages, customers and subject to various governmental regulations);

•	the potential disruption of existing business and diversion of management’s attention from day-to-day operations;

•	the inability to maintain uniform standards, controls, procedures and policies or correct deficient standards, controls, procedures and policies, including internal controls and procedures sufficient to satisfy regulatory requirements of a public company in the United States;

•	the incurrence of liabilities or other costs that were not anticipated at the time of the acquisitions;

•	the incurrence of additional debt or the issuance of additional equity to finance the acquisitions; and

•	the potential impairment of relationships with customers.

In addition, the integration and consolidation of newly acquired companies may not achieve any of the anticipated economies of scale, cost savings or operating synergies. The resources required to successfully integrate newly acquired companies and implement EveryWare’s business plan, may also reduce its operating cash flow.

Product liability claims or product recalls could adversely affect EveryWare’s results of operations or harm its reputation or the value of its brands.

The marketing of EveryWare’s products involves an inherent risk of product liability claims or recalls or other regulatory or enforcement actions initiated by the U.S. Consumer Product Safety Commission, by other regulatory authorities or through private causes of action. Any defects in products EveryWare markets could harm EveryWare’s credibility, adversely affect its relationship with its customers and decrease market acceptance of EveryWare’s products and the strength of EveryWare’s brand names. EveryWare could also be required to recall potentially defective products, which could result in further adverse publicity and significant expenses. EveryWare is subject to product liability litigation in the ordinary course of business, and failures of their products in the future may subject us to additional product liability claims and associated litigation. Potential product liability claims may exceed the amount of EveryWare’s insurance coverage or could be excluded under the terms of EveryWare’s insurance policy and could materially damage EveryWare’s business and its financial condition.

If EveryWare is unable to protect its intellectual property, its ability to compete would be negatively impacted.

EveryWare’s business depends in part on its ability to protect its intellectual property rights. EveryWare relies on a combination of patent, trademark, copyright, trade dress and trade secret laws, licenses and confidentiality and other agreements to protect EveryWare’s intellectual property rights. However, this protection may not be sufficient. EveryWare’s intellectual property rights may be challenged or invalidated, an infringement suit by EveryWare against a third party may not be successful and third parties could adopt trademarks similar to EveryWare’s. In the past, other companies have infringed upon EveryWare’s trademarks, copied their patented and copyrighted products and otherwise violated their intellectual property. The cost associated with actively protecting EveryWare’s intellectual property is oftentimes very high in relation to the net sales of a particular product is impacted. Furthermore, EveryWare operates in jurisdictions that make it difficult to protect their intellectual property. In addition, EveryWare may be accused of infringing or violating the intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in costly litigation. EveryWare’s failure to protect its intellectual property or prevail in any intellectual property litigation could materially and adversely affect EveryWare’s competitive position or otherwise harm its business.

Fluctuations in currency exchange rates could have an adverse effect on EveryWare’s revenues and results of operations.

EveryWare has customers in Europe, Latin America, the Caribbean, Africa, the Middle East and Asia, which accounted for approximately 7.6% of EveryWare’s net sales in 2012. EveryWare’s net sales outside the United States accounted for approximately 15.6% of EveryWare’s net sales in 2012. EveryWare has operations in Canada, the United Kingdom, China and Mexico, which accounted for approximately 16.7% of EveryWare’s operating expenses in 2012. As a result, EveryWare generates a significant portion of its sales and incurs a significant portion of its expenses in currencies other than the U.S. dollar. To the extent that EveryWare is unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on EveryWare’s financial results. Currency fluctuations between the U.S. dollar and the currencies of EveryWare’s non-U.S. subsidiaries affect EveryWare’s results as reported in U.S. dollars. Major fluctuations in the value of the pound, euro, Canadian dollar and peso relative to the U.S. dollar could also reduce the cost competitiveness of EveryWare’s products as compared to foreign competition. For example, if the U.S. dollar appreciates against the pound, euro, Canadian dollar and peso, the purchasing power of those currencies effectively would be reduced compared to the U.S. dollar, making EveryWare’s U.S.-manufactured products more expensive in the United Kingdom, Europe, Canada and Mexico, respectively, compared to the products of local competitors, and making products manufactured by EveryWare’s foreign competitors in those locations more cost-competitive with EveryWare’s U.S. manufactured products. An appreciation of the U.S. dollar against the pound, euro, Canadian dollar and peso also would increase the cost of U.S. dollar-denominated purchases for EveryWare’s operations in the United Kingdom, Europe, Canada and Mexico, respectively, including raw materials. EveryWare would be forced to deduct these cost increases from its results of operations or attempt to pass them along to consumers. These fluctuations could adversely affect EveryWare’s revenues and results of operations.

Fluctuations in buying decisions of EveryWare’s customers and changing policies and requests of their customers could harm EveryWare’s business.

EveryWare’s consumer segment customers include mass merchants, discount retailers, specialty stores, department stores, supermarkets and other retailers; EveryWare’s foodservice segment customers include equipment and supply dealers, the hotel and gaming industry, broadline distributors and chain restaurants, airlines and cruise lines; and EveryWare’s specialty segment customers include candle and floral wholesalers, direct sellers, industrial lighting manufacturers and distillers and distributors of premium spirits. Unanticipated changes in purchasing and other practices by EveryWare’s customers, including a customer’s pricing and payment terms, could adversely affect EveryWare’s profitability. EveryWare’s customers have requested, and may continue to request, increased service and other accommodations, including design services, rebates, volume discounts, payment term discounts, and packaging customization. EveryWare may face substantially increased expenses to meet these requests, which would reduce EveryWare’s margins. For example, in the consumer segment, retailers may engage in inventory destocking (which may also affect their specialty segment), impose limitations on shelf space or use private label brands, and these actions may negatively affect the sales or profitability of EveryWare’s products. As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires EveryWare to shorten its lead time for production in certain cases and more closely anticipate demand, which could in the future require EveryWare to carry additional inventories. EveryWare’s success and growth is also dependent on EveryWare’s evaluation of consumer preferences and changing trends.

Many of EveryWare’s customers are significantly larger than EveryWare, have greater financial and other resources and also purchase goods directly from vendors in Asia and elsewhere. Decisions by large customers to increase their purchases directly from overseas vendors could have a material adverse effect on EveryWare. Significant changes in or financial difficulties of EveryWare’s customers, including consolidations of ownership, restructurings, bankruptcies, liquidations or other events, could result in fewer stores selling EveryWare’s products, fewer distributors and foodservice customers ordering EveryWare’s products, an increase in the risk of extending credit to these customers or limitations on EveryWare’s ability to collect amounts due from these customers. Purchases by EveryWare’s customers are generally made using individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, delay purchases for a number of reasons beyond EveryWare’s control or change other terms of their business relationship with EveryWare. Significant or numerous cancellations, reductions, delays in purchases or changes in business practices by customers could have a material adverse effect on EveryWare’s results of operations and financial condition.

In 2012, Wal-Mart Stores, Inc. (including Sam’s Club and Asda Superstore) accounted for approximately 14.0% of EveryWare’s net sales. A material reduction in purchases by Wal-Mart Stores, Inc. could have a significant adverse effect on EveryWare’s business and results of operations. In addition, pressures by Wal-Mart Stores, Inc. that would cause EveryWare to materially reduce the price of its products could result in reductions of EveryWare’s operating margin.

EveryWare faces intense competition and competitive pressures, which could adversely affect its results of operations and financial condition.

EveryWare’s business is highly competitive. EveryWare competes with many other suppliers, some of which are larger than EveryWare, have greater financial and other resources, employ brands that are more established, have greater consumer recognition or are more favorably perceived by consumers or retailers than EveryWare’s brands. Some of EveryWare’s competitors have invested and continue to invest heavily to achieve increased production efficiencies. Competitors may have incorporated more advanced technology in their manufacturing processes, including more advanced automation techniques. EveryWare’s labor and energy costs also may be higher than those of some foreign producers of glass tableware. EveryWare may not be successful in managing its labor and energy costs, increasing output at its manufacturing facilities or gaining operating efficiencies that may be necessary to remain competitive. In addition, EveryWare’s products may be subject to competition from low-cost imports that intensify the price competition faced in various markets. Some of EveryWare’s competitors are privately owned and have more latitude to operate than EveryWare will as a public company. If EveryWare does not successfully compete with these competitors on factors such as new product development, innovation, brand, delivery, customer service, price and quality, EveryWare’s customers may consider changing manufacturers. Competitive pressures from EveryWare’s competitors could adversely affect EveryWare’s results of operations and financial condition.

EveryWare sources some of its products from third-party suppliers located in Asia, Europe and Mexico, which reduces its control over the manufacturing process and may cause variations in quality or delays in its ability to fill orders.

EveryWare sources all of its metal flatware and crystal stemware and much of its dinnerware from third-party suppliers located in Asia, Europe and Mexico. EveryWare depends on these suppliers to deliver products that are free from defects that comply with its specifications, that meet health, safety and delivery requirements and that are competitive in cost. If EveryWare’s suppliers deliver products that are defective or that otherwise do not meet its specifications, EveryWare’s return rates may increase, and the reputation of its products and brands may suffer. In addition, if EveryWare’s suppliers do not meet its delivery requirements or cease doing business with EveryWare for any reason, EveryWare might miss its customers’ delivery deadlines, which could in turn cause its customers to cancel or reduce orders, refuse to accept deliveries or demand reduced prices. The overseas sourcing of product subjects EveryWare to the numerous risks of doing business abroad, including but not limited to, rapid changes in economic or political conditions, civil unrest, political instability, war, terrorist attacks, international health epidemics, work stoppages or labor disputes, currency fluctuations, increasing export duties, trade sanctions and tariffs and variations in product quality. EveryWare may also experience temporary shortages due to disruptions in supply caused by weather or transportation delays. Even if acceptable alternative suppliers are found, the process of locating and securing such alternatives is likely to disrupt EveryWare’s business, and EveryWare may not be able to secure alternative suppliers on acceptable terms that provide the same quality product or comply with all applicable laws. Any of these events would cause EveryWare’s business, results of operations and financial condition to suffer.

If EveryWare or EveryWare’s suppliers are unable to obtain raw materials at favorable prices, it could adversely impact its results of operations and financial condition.

Sand, limestone and soda ash are the principal materials EveryWare uses in the manufacture of its glassware and crystal products. Resins, clay, flint, aluminum oxide, glass frit and colorants are the principal materials EveryWare uses in the manufacture of its dinnerware products. Stainless steel, nickel, brass, silver and gold are the principal materials EveryWare’s suppliers use in the manufacture of its flatware and hollowware products. All of these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price, demand and supply cyclicality. From time to time, some of these raw materials have been in short supply due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. EveryWare may experience shortages of raw materials in the future. If EveryWare experiences temporary shortages in raw materials, it or its suppliers may be forced to procure materials from alternative suppliers, and they may not be able to do so on terms as favorable as their current terms or at all. If EveryWare or its suppliers are unable to purchase certain raw materials required for operations for a significant period of time, their operations would be disrupted, and EveryWare’s results of operations would be adversely affected. In addition, material increases in the cost of any of these raw materials on an industry-wide basis would have an adverse effect on EveryWare’s results of operations if EveryWare were unable to pass on these increased costs to its customers in a timely manner or at all.

Natural gas, the principal fuel EveryWare uses to manufacture its products, is subject to fluctuating prices that could adversely affect its results of operations and financial condition.

Natural gas is the primary source of energy in most of EveryWare’s production processes, and variability in the price for natural gas has had and will continue to have an impact on EveryWare’s profitability. EveryWare does not have long-term contracts for natural gas and, as a result, EveryWare’s operating results are strongly linked to the cost of natural gas. EveryWare has, from time to time, entered into short-term contracts to hedge certain of their energy costs, including natural gas. For the years ended December 31, 2011 and 2012, EveryWare spent $15.5 million and $14.1 million, respectively, on natural gas. Natural gas prices may rise in the future. To the extent that EveryWare is not able to offset increases in natural gas prices, such as by passing along the cost to its customers, these increases could adversely impact its margins and results of operations. In addition, potential legislation, regulatory action and international treaties related to climate change, especially those related to the regulation of greenhouse gases, may result in significant increases in raw material and energy costs. There can be no assurance that EveryWare will be able to recoup any past or future increases in the cost of energy and raw materials.

Transportation disruptions and increased transportation costs could adversely affect EveryWare’s business.

EveryWare imports certain of its products for delivery to its distribution centers, as well as arranges for its customers to import goods to which title has passed overseas or at port of entry. Accordingly, EveryWare is subject to risks incidental to such transportation. These risks include, but are not limited to, increases in fuel costs, the availability of ships, increased security restrictions, work stoppages and carriers’ ability to provide delivery services to meet EveryWare’s shipping needs. EveryWare delivers its products to its customers from its distribution centers or makes such products available for customer pickup from its distribution centers. Prolonged domestic transportation disruptions, as well as workforce or systems issues related to EveryWare’s distribution centers, could have a negative effect on EveryWare’s ability to deliver goods to its customers.

EveryWare’s business requires it to maintain a large fixed-cost base that can affect EveryWare’s profitability.

The high levels of fixed costs of operating glassware manufacturing plants encourage high levels of output, even during periods of reduced demand, which can lead to excess inventory levels and exacerbate the pressure on profit margins. In addition, significant portions of EveryWare’s selling, administrative and general expenses are fixed costs that neither increase nor decrease proportionally with sales. EveryWare’s profitability depends, in part, on its ability to spread fixed costs over an increasing number of products sold and shipped, and if EveryWare reduces its rate of production, its costs per unit increase, negatively impacting EveryWare’s gross margins. Decreased demand or the need to reduce inventories can lower EveryWare’s ability to absorb fixed costs and materially impact its results of operations.

Unexpected equipment failures may lead to production curtailments or shutdowns, which could adversely affect EveryWare’s results of operations.

EveryWare’s manufacturing processes are dependent upon critical glass-producing equipment, such as furnaces, forming machines and lehrs. This equipment may incur downtime as a result of unanticipated failures, accidents, natural disasters or other force majeure events. EveryWare may in the future experience facility shutdowns or periods of reduced production as a result of such failures or events. Unexpected interruptions in EveryWare’s production capabilities would adversely affect EveryWare’s productivity and results of operations for the affected period. EveryWare also may face shutdowns if it is unable to obtain enough energy in the peak demand periods.

EveryWare’s business may be adversely impacted by work stoppages and other labor relations matters.

EveryWare is potentially subject to work stoppages and other labor disputes because a significant number of production and maintenance employees at its manufacturing facilities are represented by labor unions. These facilities have experienced work stoppages and strikes in the past, and there potentially could be work stoppages and strikes in the future. Any prolonged work stoppage or strike at any one of EveryWare’s principal manufacturing facilities could have a negative impact on its business, results of operations or financial condition. EveryWare is party to collective bargaining agreements that cover most of its manufacturing employees. EveryWare’s unionized employees at the Monaca, Pennsylvania manufacturing plant ratified a proposed collective bargaining agreement covering the period through September 30, 2017 that EveryWare expects will be executed in the second quarter of 2013. EveryWare’s Lancaster, Ohio manufacturing plant is subject to collective bargaining agreements that expire on September 30, 2013. EveryWare’s intent is to negotiate and enter into new collective bargaining agreements with labor unions representing employees at each facility upon expiration of the existing agreements; however, EveryWare may be unable to do so without lock-outs, strikes or work stoppages. EveryWare also could experience operating inefficiencies as a result of preparations for disruptions in production, such as increasing production and inventories. Any such disruptions or difficulties could have an adverse impact on EveryWare’s results of operations and financial condition. In addition, EveryWare could experience increased operating costs as a result of higher wages or benefits paid to union members upon the execution of new agreements with its labor unions. EveryWare may be unable to manage its growth effectively, which would harm its business, results of operations and financial condition.

EveryWare may be unable to manage its growth effectively, which would harm its business, results of operations and financial condition.

EveryWare’s growth has placed, and will continue to place, a strain on its management team, information systems, labor, manufacturing and distribution capacity and other resources. EveryWare’s growth also makes it difficult for it to adequately predict the expenditures it will need to make in the future. If EveryWare does not make, or is unable to make, the necessary overhead expenditures to accommodate its future growth, it may not be successful in executing its growth strategy, and its results of operations would suffer. In addition, if customer demand exceeds forecasts, EveryWare could, from time to time, have an inadequate supply of products to meet customer demands. Alternatively, if customer demand is less than forecasts, EveryWare could have excess supply.

EveryWare relies on increasingly complex information systems for management of its manufacturing, distribution, sales, accounting and other functions. If its information systems fail to perform these functions adequately, or if EveryWare experiences an interruption in its operations, its business and results of operations could suffer.

All of EveryWare’s major operations, including manufacturing, distribution, sales and accounting, are dependent upon its complex information systems. EveryWare’s information systems are vulnerable to damage or interruption from: earthquake, fire, flood, hurricane and other natural disasters; power loss, computer systems failure, Internet and telecommunications or data network failure; and hackers, computer viruses, software bugs or glitches. Any damage or significant disruption in the operation of such systems or the failure of EveryWare’s information systems to perform as expected could disrupt its business or result in decreased sales, increased overhead costs, excess inventory and product shortages. EveryWare has taken significant steps to mitigate the potential impact of each of these risks, but these procedures may not be completely successful.

EveryWare’s products are subject to various health and safety requirements and may be subject to new health and safety requirements in the future, which could have a material adverse effect on EveryWare’s operations.

EveryWare’s products are subject to certain legal requirements relating to health and safety. These legal requirements frequently change and vary among jurisdictions. Compliance with these requirements, or the failure to comply with these requirements, may have a material adverse effect on EveryWare’s operations. If any of EveryWare’s products becomes subject to new regulations, or if any of EveryWare’s products becomes specifically regulated by additional governmental or other regulatory entities, the cost of compliance could be material. For example, the U.S. Consumer Product Safety Commission (the “CPSC”) regulates many consumer products, including EveryWare’s products sold to their consumer customers. New regulations or policies by the CPSC could require EveryWare to change its manufacturing processes, which could materially raise EveryWare’s manufacturing costs. In addition, new regulations could reduce sales of EveryWare’s consumer products. Furthermore, a significant order or judgment against EveryWare by governmental or regulatory authority relating to health or safety matters, or the imposition of a significant fine relating to such matters, or a voluntary or mandatory recall of regulated products may have a material adverse effect on EveryWare’s results of operations and financial condition.

Regulation related to climate change and environmental and health and safety matters could negatively impact EveryWare’s results of operations and financial condition.

EveryWare must comply with extensive laws, rules and regulations in the United States and in each of the countries it engages in business regarding environmental matters, such as air, soil and water quality, waste disposal and climate change. EveryWare must also comply with extensive laws, rules and regulations regarding safety, health and corporate responsibility matters. These legal requirements frequently change and vary among jurisdictions. These laws and regulations provide, under certain circumstances, a basis for the remediation of contamination, as well as personal injury and property damage claims. Compliance with these requirements, or the failure to comply with these requirements, may have a material adverse effect on EveryWare’s results of operations and financial condition.

EveryWare has incurred, and expects to incur, costs to comply with environmental legal requirements, including requirements limiting greenhouse gas emissions, and these costs could increase in the future. For example the U.S. EPA issued a finding in 2009 that greenhouse gases contribute to air pollution that endangers public health and welfare. The endangerment finding and EPA’s determination that greenhouse gases are subject to regulation under the Clean Air Act, may lead to regulation of stationary sources of greenhouse gas emissions. The failure to comply materially with existing and new laws, rules and regulations could adversely affect EveryWare’s results of operations and financial condition. Many environmental legal requirements provide for substantial fines, orders and criminal sanctions for violations. Also, certain environmental laws impose strict liability and, under certain circumstances, joint and several liability on current and prior owners and operators of these sites, as well as persons who sent waste to them, for costs to investigate and remediate contaminated sites. These legal requirements may apply to conditions at properties that EveryWare presently or formerly owned or operated, as well as at other properties for which EveryWare may be responsible, including those at which wastes attributable to EveryWare were disposed. Historically, EveryWare has incurred costs and capital expenditures in complying with these laws and regulations, including at a former ceramics facility in Buffalo, New York, and a silverware manufacturing plant in Sherrill, New York. A significant order or judgment against EveryWare, the loss of a significant permit or license or the imposition of a significant fine may have a material adverse effect on EveryWare’s results of operations and financial condition.

EveryWare is subject to laws and regulations governing the Internet and e-commerce and may be subject to future laws and regulations governing the Internet and e-commerce, which could have a material adverse effect on EveryWare’s operations

EveryWare is subject to laws and regulations governing the Internet and e-commerce. These existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and personal privacy apply to the Internet and e-commerce. Unfavorable resolutions of these issues would harm EveryWare’s business. This could, in turn, diminish the demand for EveryWare’s products on the Internet and increase EveryWare’s cost of doing business.

EveryWare’s pension plans are underfunded and, in the future, the underfunding levels of its pension plans and its pension expense could materially increase.

Many of EveryWare’s employees participate in, and many of EveryWare’s former employees are entitled to benefits under, funded and unfunded defined benefit pension plans and post-retirement welfare plans. All of EveryWare’s U.S. defined benefit pension plans are frozen. Over time, EveryWare has experienced periods of declines in interest rates and pension asset values. As a result, EveryWare’s pension plans and their post-retirement welfare plans are underfunded. Further declines in interest rates or the market value of the securities held by the plans, or certain other changes, could materially increase the underfunded status of EveryWare’s plans in 2013 and beyond and affect the level and timing of required contributions in 2014 and beyond. The unfunded amount of the projected benefit obligation for EveryWare’s global defined benefit pension and post-retirement welfare plans was $19.5 million and $20.5 million at December 31, 2011 and December 31, 2012, respectively. EveryWare currently estimates that it will be required to make contributions to the global funded defined benefit pension plans of approximately $1.1 million in 2013. The current underfunded status of EveryWare’s pension plans will, and a further material increase in the underfunded status of the plans would, significantly increase EveryWare’s required contributions and pension expense, could impair its ability to achieve or sustain future profitability and could adversely affect its financial condition.

Charges related to EveryWare’s employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect its results of operations and financial condition.

In connection with EveryWare’s employee pension and postretirement welfare plans, EveryWare is exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure its obligations and related expense. EveryWare’s total pension and postretirement welfare expense, including pension settlement charges, for all plans was $0.1 million and $0.3 million for the fiscal years ended December 31, 2011 and 2012, respectively. EveryWare expects that their total pension and postretirement welfare expense for all plans to decrease to $0.1 million in 2013. Volatility in the capital markets affects the performance of EveryWare’s pension plan asset performance and related pension expense. Based on 2012 year-end data, sensitivity to these key market risk factors is as follows:

•	A decrease of 1 percent in the discount rate would decrease EveryWare’s total pension and postretirement welfare expense by approximately $0.1 million.

•	A decrease of 1 percent in the expected long-term rate of return on plan assets would increase total pension expense by approximately $0.2 million.

To the extent that EveryWare experiences headcount changes, it may incur further expenses related to its employee pension and postretirement welfare plans, which could have a material adverse effect on its results of operations and financial condition.

EveryWare’s ability to recognize the benefit of deferred tax assets is dependent upon future taxable income and the timing of difference reversals.

EveryWare recognizes the expected future tax benefit from deferred tax assets when realization of the tax benefit is considered more likely than not. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and the timing of reversals of temporary differences. To the extent that these factors differ significantly from estimates, their ability to realize the deferred tax assets could be impacted. As of December 31, 2012, EveryWare has recorded a partial valuation allowance. Additionally, future changes in tax laws could impact their ability to obtain the future tax benefits represented by their deferred tax assets. As of December 31, 2012, EveryWare’s current deferred tax asset was $6.7 million and their long-term deferred tax asset was $15.9 million, net of a long term deferred tax liability of $8.6 million. EveryWare expects the consummation of the Business Combination to result in a “change in control” for purposes of Section 382 of the Internal Revenue Code. This will apply an annual limitation on their ability to use net operating losses that existed at the date of the change in control.

Risks Related to EveryWare’s Indebtedness

The combined company will have a substantial amount of indebtedness following the Business Combination, which may limit its operating flexibility and could adversely affect its results of operations and financial condition.

On a pro forma basis after giving effect to the Business Combination, EveryWare would have had approximately $250.0 million of indebtedness as of December 31, 2012.

The combined company’s indebtedness could have important consequences to EveryWare’s investors, including, but not limited to:

•	increasing the combined company’s vulnerability to, and reducing its flexibility to respond to, general adverse economic and industry conditions;

•	requiring the dedication of a substantial portion of the combined company’s cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures or other general corporate purposes;

•	limiting the combined company’s flexibility in planning for, or reacting to, changes in its business, the competitive environment and the industry in which it operates;

•	placing the combined company at a competitive disadvantage as compared to its competitors that are not as highly leveraged; and

•	limiting the combined company’s ability to borrow additional funds and increasing the cost of any such borrowing.

An increase in interest rates would adversely affect the combined company’s profitability. To the extent that the combined company’s access to credit was to be restricted because of its own performance or conditions in the capital markets generally, the combined company’s financial condition would be materially adversely affected. The combined company’s level of indebtedness may make it difficult to service its debt, and may adversely affect its ability to obtain additional financing, use operating cash flow in other areas of its business or otherwise adversely affect its operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 601 Lexington Avenue, 51st Floor, New York, New York, 10022. The cost for this space is included in the $10,000 per month fee that we pay Clinton Group, Inc. (“Clinton Group”), an affiliate of the Sponsor, for office space, utilities and secretarial and administrative services. We believe, based on rents and fees for similar services in the New York area that this amount is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2012, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the Nasdaq Capital Market under the symbols “ROIQU,” “ROIQ” and “ROIQW,” respectively. Our units commenced public trading on May 10, 2012, our common stock commenced separate public trading on May 29, 2012 and our warrants commenced separate public trading on May 30, 2012.

The following table includes the high and low bids for our units, common stock and warrants for the periods presented.

2012	High	Low	High	Low	High	Low
Fourth Quarter	$10.10	$9.75	$9.75	$9.65	$0.50	$0.37
Third Quarter	$10.20	$9.75	$9.65	$9.55	$0.50	$0.29
Second Quarter(1)	$10.19	$9.93	$10.00	$9.59	$0.65	$0.50

(1)	The figures for the second quarter 2012 are for the period from May 10, 2012 to June 30, 2012 with respect to our units, from May 29, 2012 to June 30, 2012 with respect to our common stock and from May 30, 2012 to June 30, 2012 with respect to our warrants.

Holders

As of March 13, 2013, there were 2 holders of record of our units, 2 holders of record of our common stock and 2 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of the Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Performance Graph

The graph below compares the cumulative total return of our units (the blue line in chart below) from February 24, 2012, the date that our units were first listed on Nasdaq, through December 31, 2012 with the comparable cumulative return of two indices, the S&P 500 Index (the green line in the chart below) and the Dow Jones Industrial Average Index (the red line in chart below). The graph plots the growth in value of an initial investment in each of our units, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities

On October 6, 2011, the Sponsor purchased 2,156,250 Founder Shares for an aggregate amount of $25,000, or approximately $0.01 per share.

On February 29, 2012, we consummated our Public Offering of 7,500,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $12.00 per share. The units in our Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $75,000,000 which includes $3,225,000 received for the purchase of 4,166,667 Sponsor Warrants and 10,000 units by our Chairman in a private placement. On April 9, 2012, an aggregate of 281,250 Founder Shares were forfeited by the Sponsor since the over-allotment option was not exercised by the underwriters in the Public Offering.

Use of Proceeds from Sales of Registered Securities

The information required by this item appears in “Part I—Item 1. Description of Business—General” of this report and is incorporated herein by reference.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 26, 2012, the Sponsor transferred 1,875,000 Founder Shares to its affiliate, Magnolia at a price of $0.0115942 per share and transferred 4,166,667 warrants to Magnolia at a price of $0.733962 per warrant.  Also on July 26, 2012, Magnolia purchased an additional 500,00 warrants to purchase shares of our common stock from GEH Capital Inc., the sole limited partner of the Sponsor.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the year ended December 31, 2012 and for the period from September 19, 2011 (inception) through December 31, 2011. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	Year Ended December 31, 2012	September 19, 2011 (inception) to December 31, 2011	September 19, 2011 (inception) to December 31, 2012
Statement of Operations Information(1):
Operating expenses:
State franchise taxes, other than income taxes	$152,000	$-	$152,000
Other general and administrative expenses	284,590	35,075	319,665
Loss from operations	(436,590)	(35,075)	(471,665)
Other income:
Interest income	56,933	-	56,998
Change in fair value of warrants	4,086,833	-	4,086,833

Income (loss) before income tax expense	3,707,176	(35,010)	3,672,166
Income tax expense	325	-	325
Net income (loss)	$3,706,851	$(35,010)	$3,671,841

Income (loss) per common share, excluding shares subject to possible redemption:
Basic and diluted	$1.18	$(0.02)	$1.26

Weighted average shares outstanding, excluding shares subject to possible redemption:
Basic and diluted	$3,128,480	$2,156,250	$2,913,349

Balance Sheet Data:
Cash and cash equivalents	$464,209	$39,381	$464,209
Cash equivalents held in trust	75,156,140	0	75,156,140
Total assets	75,711,349	299,990	75,711,349
Common stock, $.0001 par value, authorized 100,000,000 shares; 3,037,191 and 2,156,250 shares issued and outstanding at December 31, 2012 and December 31, 2011 respectively, (excluding 6,347,809 shares subject to possible redemption at December 31, 2012)	304	216	304
Total stockholders’ equity (deficit)	5,000,001	(10,010)	5,000,001
Cash Flow Data:
Net cash used in operating activities	$(193,389)	$(10)	$(193,399)
Net cash used in investing activities	(75,156,140)	-	(75,156,140)
Net cash provided by financing activities	75,774,357	39,391	75,813,748

(1)	The Company was incorporated on September 19, 2011 and therefore, is not presenting the information for any prior periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed on September 19, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating a business combination (“Business Combination”). We have sought to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify, acquire and operate a business in the consumer, restaurant or food businesses, with high growth potential in the United States or internationally, although we are not limited to a particular industry or sector.

Results of Operations

Through December 31, 2012, our efforts have been limited to organizational activities, activities relating to our initial public offering (“Public Offering”), activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the trust account with Continental Stock Transfer & Trust Company serving as trustee (the “Trust Account”).

For the year ended December 31, 2012, we had a net income of $3.7 million generated from a non-cash charge of $4.1 million related to the change in fair value of warrants. In addition, the Company earned approximately $0.1 million of interest income and incurred operating expenses of $0.4 million. For the period from September 19, 2011 (inception) through December 31, 2011, we had a net loss of $(35,000). For the period from September 19, 2011 (inception) through December 31, 2012, we had net income of $3.7 million generated from a non-cash charge of $4.1 million related to the change in fair value of warrants and incurred total costs of approximately $4.7 million in connection with the Company’s Public Offering of which $2,250,000 of the underwriter fees have been deferred and are contingent upon the closing of a Business Combination.

Liquidity and Capital Resources

On September 19, 2011, we consummated a Public Offering of 7,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of 4,166,667 warrants to the Sponsor (“Sponsor Warrants”) for $3.1 million and the private sale of 10,000 units to Mr. Baldwin for $0.1 million. We received net proceeds from the Public Offering and the sale of the Sponsor Warrants of approximately $75.1 million net of the non-deferred portion of the underwriting commissions of $1.8 million and offering costs and other expenses of approximately $0.6 million. For a description of the proceeds generated in the Public Offering and a discussion of the use of such proceeds, we refer you to Note 1 of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2012, $75.2 million was held in the Trust Account (including $2,250,000 of deferred underwriting discounts and commissions, $3,125,000 from the sale of the Sponsor Warrants and $56,000 in accrued interest) and we had cash outside of trust of $0.5 million and $0.3 million in current liabilities including accounts payable and accrued expenses and franchise tax payable. Up to $56,000 in interest income on the balance of the Trust Account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Through December 31, 2012, the Company had not withdrawn any funds from interest earned on the trust proceeds.

We depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with additional working capital that we may need to identify one or more target businesses, conduct due diligence and complete a Business Combination, as well as to pay any franchise and income taxes that we may owe. As described elsewhere in this Annual Report on Form 10-K, the amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close a business combination. If we are required to seek additional capital, we would need to borrow funds from Magnolia or our management team to operate or may be forced to liquidate. Neither Magnolia nor our management team is under any obligation to advance funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of a business combination. If we are unable to complete a business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

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

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for office space, utilities and secretarial and administrative services payable to the Clinton Group, an entity which our Chairman and Chief Executive Officer is the Managing Director. We began incurring these fees on February 24, 2012 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Trust Account

A total of $75,100,000, including approximately $69,625,000 of the net proceeds from the Public Offering, $3,125,000 from the sale of the Sponsor Warrants, $100,000 from the private sale of 10,000 units to Mr. Baldwin and $2,250,000 of deferred underwriting discounts and commissions, was placed in the Trust Account. The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2012, the balance in the Trust Account was $75.2 million, which includes $56,000 of interest earned since the inception of the Trust Account.

Net Income (Loss) per Common Share

Basic income per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period in accordance with ASC 260, “Earnings Per Share.” Diluted income (loss) per share reflects the potential dilution that could occur assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. At December 31, 2012, the Company had outstanding warrants to purchase 11,676,667 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per common share is equal to basic income (loss) per common share.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Warrant Liability

The Company accounts for the 11,676,667 warrants issued in connection with the its Public Offering (7,500,000) and private placement (4,176,667) in accordance with the guidance contained in ASC 815-40-15-7D whereby under that provision they do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company has been estimated using the warrants’ quoted market price.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Recent Developments

On January 31, 2013, the Company entered into a Business Combination Agreement and Plan of Merger (the “Merger Agreement”) by and between the Company, ROI Merger Sub Corp. (“Merger Sub Corp.”), ROI Merger Sub LLC (“Merger Sub LLC”), and EveryWare Global, Inc. (“EveryWare”), providing for the merger of Merger Sub Corp. with and into EveryWare, with EveryWare surviving the merger as a wholly-owned subsidiary of the Company, immediately followed by the merger of EveryWare with and into Merger Sub LLC, with Merger Sub LLC surviving the merger as a wholly-owned subsidiary of the Company.

The Merger Agreement provides for the merger of Merger Sub Corp. with and into EveryWare (the “Initial Merger”), with EveryWare continuing as the surviving corporation (the “Surviving Corporation”), immediately followed by the merger of the Surviving Corporation with and into Merger Sub LLC, with Merger Sub LLC continuing as the surviving company, and pursuant to which each share of outstanding capital stock, $0.001 par value per share, of EveryWare will be exchanged for cash and shares of the Company’s common stock, $0.0001 par value per share, as further described in, and subject to the terms of, the Merger Agreement.

Pursuant to the Merger Agreement, upon the effectiveness of the Initial Merger, each share of capital stock of EveryWare will be exchanged for cash and validly issued shares of the Company’s common stock (the “Shares”). The aggregate consideration will consist of (i) between $90 million and $107.5 million in cash, subject to adjustment in accordance with the terms of the Merger Agreement if the aggregate amount of cash available after redemption of shares of the Company’s common stock, in accordance with the Company’s Second Amended and Restated Certificate of Incorporation, from the Trust Account and receipt of proceeds from EveryWare’s refinancing of its existing indebtedness is less than $107.5 million, (ii) 10,440,000 shares of the Company’s common stock, subject to adjustment in accordance with the terms of the Merger Agreement if the aggregate amount of cash available after redemption of shares of the Company’s common stock, in accordance with the Company’s Second Amended and Restated Certificate of Incorporation from the Trust Account and receipt of proceeds from EveryWare’s refinancing of its existing indebtedness is less than $107.5 million (it is expected that the Shares to be issued to EveryWare’s existing stockholders will represent between 69.4% and 59.4% of the outstanding common stock of the post-merger company and that the Company’s existing stockholders will retain an ownership interest of between 23.1% and 33.0% of the post-merger company (depending on the level of redemptions by the Company’s existing stockholders and the aggregate proceeds from the proposed debt refinancing and disregarding warrants to purchase the Company’s common stock, which will remain outstanding following the Business Combination)) and (iii) an additional 3,500,000 shares of the Company’s common stock (the “Earnout Shares”), which Earnout Shares are subject to forfeiture in the event that the trading price of the Company’s common stock does not exceed certain price targets subsequent to the closing of the Business Combination, unless the Company consummates a change of control transaction under certain circumstances.

The Shares will be subject to certain restrictions on transfer for a period of time following the closing of the Business Combination.

The consummation of the transactions contemplated by the Merger Agreement is subject to a number of conditions set forth in the Merger Agreement including, among others, receipt of the requisite approval of the stockholders of the Company.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our Public Offering held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table presents selected unaudited quarterly results as of and for the year ended December 31, 2012:

Year ended December 31, 2012
	First	Second	Third	Fourth	Year

Operating Expenses:
State franchise taxes, other than income tax	$-	$62,000	$45,000	$45,000	$152,000
General and administrative expenses	93,319	34,515	85,573	71,183	284,590
Loss from operations	(93,319)	(96,515)	(130,573)	(116,183)	(436,590)
Other income (expense)
Interest income	5,002	19,055	23,289	9,587	56,933
Change in fair value of warrants		2,919,167	1,517,967	(350,301)	4,086,833
Income (loss) before income tax expense	(88,317)	2,841,707	1,410,683	(456,897)	3,707,176
Income tax expense	-	-	325	-	325
Net income (loss)	$(88,317)	$2,841,707	$1,410,358	$(456,897)	$3,706,851

Income (loss) per common share:
Basic and diluted	$(0.03)	$0.77	$0.45	$(0.15)	$1.18

Weighted average shares outstanding:
Basic and diluted (excluding shares subject to possible redemption)	2,697,614	3,691,745	3,131,004	2,991,999	3,128,480

Balance Sheet Data
Cash and cash equivalents	$642,807	$611,254	$553,808	$464,209	$464,209
Investment and cash held in trust	75,100,000	75,123,270	75,146,555	75,156,140	75,156,140
Total assets	75,793,696	75,734,524	75,700,363	75,711,349	75,711,349
Warrant liability	8,757,500	5,838,334	4,320,367	4,670,667	4,670,667
Deferred underwriting fee	2,250,000	2,250,000	2,250,000	2,250,000	2,250,000
Total liabilities	11,110,775	8,209,903	6,765,382	7,233,258	7,233,258
Common stock subject to redemption	59,682,920	62,524,620	63,934,980	63,478,090	63,478,090
Equity (deficit)	$5,000,001	$5,000,001	$5,000,001	$5,000,001	$5,000,001

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Thomas J. Baldwin	57	Chairman of the Board and Chief Executive Officer
Joseph A. De Perio	34	Vice Chairman of the Board and President
George E. Hall	52	Chief Investment Officer and Director
Daniel A. Strauss	28	Vice President of Acquisitions and Secretary
Francis A. Ruchalski	49	Chief Financial Officer
Jamal Mashburn	40	Director
Ronald D. McCray	55	Director
J Joseph Stein	52	Director
David L. Burke	51	Director

Thomas J. Baldwin has been our Chairman of the Board and Chief Executive Officer since inception on September 19, 2011. Currently, Mr. Baldwin is also a private investor and a Managing Director of Clinton Group, Inc. Previously, he served as Chairman, Chief Executive Officer and President of Morton’s Restaurant Group, Inc. from December 2005 through February 2010. In addition, Mr. Baldwin served as Chief Financial Officer and Treasurer of Morton’s Restaurant Group, Inc. from December 1988 until December 2005, and prior to that held several titles in the finance department. Prior to his employment at Morton’s Restaurant Group, Mr. Baldwin held management positions at Le Peep Restaurant, Citigroup and General Foods Corp., now part of Kraft Foods. Mr. Baldwin currently serves on the board of directors of Bravo Brio Restaurant Group, Inc. (NASDAQ: BBRG) and the private company boards of Benihana Asian Restaurants and Wood Fired Holding Corp., the parent company of Firebirds Wood Fired Grill Restaurants. He is a past chairman and long-time board member of the March of Dimes, Connecticut Division.

Joseph A. De Perio has been our Vice Chairman of the Board and President since inception on September 19, 2011. Mr. De Perio has been a senior member of the portfolio management team of Clinton Group, Inc from 2006 to December 2007 and October 2010 to the present. As a senior portfolio manager at Clinton Group, Mr. De Perio is involved in all aspects of portfolio management for the public equity and private equity strategies at Clinton Group, including origination, trading, structuring and research. Prior to joining Clinton Group, he was a Vice President at Millennium Management executing a public equity strategy. Prior to his work in hedge funds, Mr. De Perio was an associate at Trimaran Capital Partners, a middle-market private equity investment fund, where he originated, executed and monitored leveraged buyout and growth equity investments in the healthcare, technology and consumer industries. Mr. De Perio was also an associate and an analyst in the Mergers and Acquisitions department of CIBC Oppenheimer. Mr. De Perio currently serves on the board of directors of Overland Storage, Inc. (NASDAQ: OVRL) and served on the board of directors of Viking Systems, Inc. (OTC: VKNG) from June 2011 to until its sale to Conmed Corporation in October 2012.

George E. Hall has been our Chief Investment Officer and Director since inception. Mr. Hall is the Founder, CEO, President and Chief Investment Officer of Clinton Group, Inc. Mr. Hall is ultimately responsible for all final investment and trading decisions, risk management and quantitative analysis. Before founding Clinton Group, Inc. in 1991, Mr. Hall was a vice president at Greenwich Capital Markets, Inc., a primary dealer and mortgage securities broker-dealer. He headed the mortgage arbitrage group which traded mortgage securities, interest rate derivatives and futures and options. There he created and implemented the firm’s analytical systems for CMOs and related securities. Prior to his time at Greenwich Capital Markets, he directed the trading of mortgage securities including agency pass-throughs, options, whole loans, CMOs and interest rate derivatives at Citicorp Investment Bank. Before pursuing his MBA, Mr. Hall was a nuclear engineer at Tenneco Corporation. Mr. Hall holds a BS from the U.S. Merchant Marine Academy and an MBA from the Wharton School at the University of Pennsylvania.

Daniel A. Strauss has been our Vice President of Acquisitions since inception and our Secretary since February 8, 2012. Mr. Strauss is a member of the private equity team at Clinton Group. He is responsible for evaluating and executing transactions across a range of industries. Prior to joining the Clinton Group in 2010, he was with Angelo, Gordon & Co. as a member of the firm’s private equity practice. Prior to his work at Angelo, Gordon & Co., he was a Financial Analyst at Houlihan Lokey focusing on mergers and acquisitions in the consumer products industry. Mr. Strauss holds a B.S. in Finance and International Business from the Stern School of Business at New York University. Mr. Strauss is a director of Pacific Mecantile Bancorp (NASDAQ: PMBC).

Francis A. Ruchalski has been our Chief Financial Officer since inception. Mr. Ruchalski is a CPA and the CFO of the Clinton Group. Prior to joining Clinton Group in 1997, Mr. Ruchalski was an audit manager for Anchin, Block & Anchin, LLP, a certified public accounting firm. His responsibilities included client auditing and financial and taxation planning. Mr. Ruchalski holds a BS in Accounting from St. John’s University.

Jamal Mashburn has served on our board of directors since the closing of our Public Offering. Mr. Mashburn is most notably known for his success on the basketball court—the former college and NBA All Star spent over 20 years with the Kentucky Wildcats, Dallas Mavericks, Miami Heat, and New Orleans Hornets. With a natural knack for teambuilding, Mr. Mashburn took his skills straight to the business world after his basketball career was over. Mr. Mashburn successfully assembled a team of savvy professionals specializing in administration, finance, project management, insurance, and advertising, and to date, Mr. Mashburn has ownership interest in numerous restaurant franchises (38 Outback Steakhouse restaurants, 32 Papa John’s pizza restaurants, and three Dunkin Donuts stores), car dealerships (owner of Kentucky’s Toyota of Nicholasville and Lexus Store of Lexington), real estate, and the thoroughbred horse racing industry. Mr. Mashburn is active in the community and has established the Mashburn Scholarship Fund at the University of Kentucky. He is also a founding member, officer, and director of The MAP Foundation (focused on youth mentoring) and the Mashburn Family Foundation (offering programs and support for latch-key children and children of alcoholics and single mothers). Mr. Mashburn currently sits on the board of directors for the National Forest Foundation and has served on the Advisory Board for Central Bank & Trust Company in Lexington, Kentucky.

Ronald D. McCray has served on our board of directors since 2011. Mr. McCray is a private investor and corporate director. He served as Vice President and Chief Administrative Officer of Nike, Inc. from August 2007 until May 2009. He served as Senior Vice President—Law and Government Affairs of Kimberly-Clark Corporation from August 2003 until August 2007 and as its Chief Compliance Officer from November 2004 until August 2007. Mr. McCray joined Kimberly-Clark in 1987 and held other senior positions prior to 2003 and also served as a member of Kimberly-Clark’s management executive committee. Before joining Kimberly-Clark, Mr. McCray was an attorney at the law firms of Weil, Gotshal & Manges LLP in New York and Jones Day in Dallas. Mr. McCray serves on the boards of directors of A. H. Belo Corporation (NYSE: AHC) and Career Education Corporation (NASDAQ: CECO). He is a limited partner of Boston Championship Basketball, LLC and is a former director of Knight-Ridder, Inc. and Kimberly-Clark de Mexico, S.A. de C.V. Mr. McCray is also a member of the governing boards of Cornell University and Harvard Law School, a member of the executive board of the SMU Dedman School of Law, and was nominated by President Obama in May 2011 to be a member of the Federal Retirement Thrift Investment Board and confirmed by the Senate in November 2011.

Joseph Stein has served on our board of directors since the closing of our Public Offering. Mr. Stein is a senior executive leader with solid executive management experience and skill in motivating teams to achieve success. Mr. Stein is currently owner/founder of Simply InnovateTM, an innovation consultancy focused on creating tools to help companies innovate, providing consulting services, and facilitating executive workshops and speaking engagements. Previously, Mr. Stein served as Senior Vice President of Strategy & Innovation of El Pollo Loco, Inc., a quick service restaurant company with over 400 restaurants. Prior to this role, Mr. Stein served as Senior Vice President and Chief Financial Officer. In his capacity at El Pollo Loco, Mr. Stein oversaw the sale of El Pollo Loco to a private equity investor and directed public bond offerings in 2003 and 2005. Previously, Mr. Stein held a similar role at Rubio’s Restaurants, Inc. where he oversaw their initial public offering. Mr. Stein also was an executive of CKE Restaurants, Inc., Checkers Drive-in Restaurants, Inc. and Fidelity National Financial, Inc. Mr. Stein began his career as a CPA at KPMG.

David L. Burke has served on our board of directors since the closing of our Public Offering. Mr. Burke is the owner of DBGlobal, LLC and Watershed Ventures, LLC, the parent company of eight modern American restaurants in New York, New Jersey and Connecticut. Prior to his entrepreneurship and ownership of restaurants, Mr. Burke trained at the Culinary Institute of America and with notable chefs such as Pierre Troisgros, Georges Blanc and Gaston Lenôtre. Burke returned from France to the U.S. as a sous chef for Waldy Malouf at La Cremaillere and for Charlie Palmer at River Café, where he ascended to Executive Chef and earned three stars from The New York Times. In 1992, Burke opened the Park Avenue Café with the Smith & Wollensky Restaurant Group and, in 1996, became Vice President of Culinary Development for the Smith &Wollensky Restaurant Group. Mr. Burke then went on to open his own restaurants, including David Burke Townhouse, David Burke Prime and Fromagerie, among many others. As well as being a chef and restaurateur, Mr. Burke is an inventor, author, television personality and product developer.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Mashburn, McCray, Stein and Burke are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Board Committees

Prior to the consummation of our Public Offering, our board of directors formed an audit committee. We do not believe a nominating or compensation committee is necessary prior to our initial Business Combination as there will be no salary, fees, or other compensation being paid to our officers or directors prior to our initial Business Combination other than as disclosed in this Annual Report on Form 10-K.

During the fiscal year ended December 31, 2011, our board of directors held four meetings and our audit committee held four meetings. Each of our directors attended 100% of the board meetings (except one director missed one meeting) and their respective committee meetings. The Company does not have a policy regarding director attendance at annual meetings, but encourages the directors to attend if possible.

Audit Committee

We have an audit committee comprised of Jamal Mashburn, Ronald D. McCray and Joseph Stein, all of whom are independent. Mr. Stein serves as the Chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Stein qualifies as an “audit committee financial expert” as defined in applicable SEC rules because he meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience.

Responsibilities of the audit committee include:

•	meeting with our management periodically to consider the adequacy of our internal controls;

•	appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•	overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

•	meeting with the independent registered public accounting firm and reviewing the scope and timing of the annual audit performed by them, and meeting with management and internal financial personnel regarding these matters;

•	reviewing the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to our full board of directors for approval; and

•	establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and, if applicable, the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in Section 3.2 of our By-Laws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics and Committee Charters

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics and our audit committee charter as exhibits to our registration statement in connection with our Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 601 Lexington Avenue, 51st Floor, New York, New York, 10022 or by telephone at (212) 825-0400. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that during the fiscal year ended December 31, 2012 all Section 16(a) filing requirements applicable to our officers, directors and ten percent holders were complied with, except for (i) late Form 3 filings for ROIC Acquisition Holdings LP, the Clinton Group, Magnolia and Messrs. Baldwin, De Perio, Hall, Strauss, Ruchalski, Mashburn, McCray, Stein and Burke, notice of which were filed on Form 3 on January 17, 2013 and (ii) late Form 4 filings for ROIC Acquisition Holdings LP, Mr. Baldwin and Mr. Hall, notice of which were filed on Form 4 on January 17, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Other than as described below, none of our executive officers or directors has received any cash compensation for services rendered. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial Business Combination and our liquidation, we will pay the Clinton Group a total of $10,000 per month for office space, utilities and secretarial and administrative services. This arrangement was agreed to by the Clinton Group for our benefit and is not intended to provide the Sponsor or Magnolia compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Other than this $10,000 per month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to the Sponsor, Magnolia or our executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of our initial Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our independent directors will review on a quarterly basis all payments that were made to the Sponsor, Magnolia, our officers and directors or their affiliates.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

We do not presently have a compensation committee of our board of directors. Our board of directors intends to establish a compensation committee upon the consummation of the initial Business Combination and, at that time, adopt a charter for such committee. We do not feel a compensation committee is necessary prior to a business transaction as there will be no salary, fees or other compensation being paid to our officers or directors prior to our initial business combination other than as disclosed in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2013, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding 9,385,000 shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common stock
Clinton Group Inc. (1)	1,875,000	20%

Clinton Magnolia Master Fund, Ltd. (1)	1,875,000	20%

George E. Hall (1)	1,875,000	20%

AQR Capital Management, LLC (2)	900,000	9.6%

Pine River Capital Management L.P. (3)	720,000	7.67%

Arrowgrass Capital Partners (US) LP(4)	609,900	6.5%

Deutsche Bank AG (5)	560,369	6%

Polar Securities Inc. (6)	550,900	5.9%

Fir Tree Value Master Fund, L.P. (7)	506,000	5.39%

TD Asset Management Inc. (8)	500,000	5.33%

Thomas J. Baldwin	10,000	*

Joseph A. De Perio	—	*

Daniel A. Strauss	—	*

Francis A. Ruchalski	—	*

Jamal Mashburn	—	*

Ronald D. McCray	—	*

Joseph Stein	—	*

David L. Burke	—	*

All directors and executive officers as a group (nine individuals)	1,885,000	20%

*Less than one percent.

(1) According to a Schedule 13D filed with the SEC on January 17, 2013 on behalf of Clinton Group Inc., a Delaware corporation (“CGI”), Clinton Magnolia Master Fund, Ltd., a Cayman Islands exempted company (“Magnolia”), ROIC Acquisition Holdings LP, a Delaware limited partnership (the “Sponsor”) and George Hall (“Mr. Hall”), CGI, Mr. Hall and Magnolia may be deemed the beneficial owners of 1,875,000 shares of the Company’s common stock representing approximately 19.98% of the Company’s outstanding common stock as Mr. Hall controls Clinton Group, Inc. and Clinton Group, Inc. is the manager of Clinton Magnolia Master Fund Ltd.  The Sponsor had beneficial ownership of 1,875,000 shares until July 26, 2012 when the securities were transferred to Magnolia. The principal business address of CGI and Mr. Hall is 601 Lexington Avenue, 51st Floor, New York, New York, 10022.  The principal business address of CMAG is c/o Fortis Fund Services (Cayman) Limited, P.O. Box 2003 GT, Grand Pavilion Commercial Centre, 802 West Bay Road, Grand Cayman, Cayman Islands.

(2) Based on a Schedule 13G filed with the SEC on February 14, 2013. Post Business-Combination holdings include 900,000 warrants to purchase common stock of ROI, which will become exercisable 30 days after the closing of the Business Combination. The principal business address of AQR Capital Management, LLC is Two Greenwich Plaza, 3rd Floor Greenwich, CT 06830.

(3) According to a Schedule 13G filed with the SEC on March 5, 2012 on behalf of Brian Taylor, Pine River Capital Management L.P. (“Pine River”) and Pine River Master Fund Ltd. (“PRMF”), Brian Taylor, Pine River and PRMF share power to dispose or to direct the disposition of 720,000 shares of the Company’s common stock. The principal business address of Brian Taylor and Pine River is 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305 and the principal business address of PRMF is c/o Pine River Capital Management L.P. 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

(4) Based on a Schedule 13G filed with the SEC on February 14, 2013. The principal business address of Arrowgrass Capital Partners (US) LP is 1330 Avenue of the Americas, 32nd Floor, New York, New York 10019.

(5) Based on a Schedule 13G filed with the SEC on February 15, 2013. The principal business address of Deutsche Bank AG is Taunusanlage 12, 60325 Frankfurt am Main, Federal Republic of Germany.

(6) According to a Schedule 13G/A filed with the SEC on February 14, 2013 on behalf of Polar Securities Inc., incorporated under the laws in Ontario, Canada (“Polar”) and North Pole Capital Master Fund ("North Pole"), a Cayman Islands exempted company, North Pole is the beneficial owner of 550,900 shares of the Company’s common stock. Polar may be deemed to beneficially own the shares of common stock held by North Pole as a result of being the investment advisor to North Pole. The principal business address of Polar is 401 Bay Street, suite 1900, P.O. Box 19, Toronto, Ontario, A6 M5H.

(7)  According to a Schedule 13G filed with the SEC on March 5, 2012 on behalf of Fir Tree Value Master Fund, L.P., a Cayman Islands exempted limited partnership (“Fir Tree Value”), and Fir Tree, Inc., a New York corporation (“Fir Tree”), Fir Tree Value is the beneficial owner of 506,000 shares of the Company’s common stock. Fir Tree may be deemed to beneficially own the shares of common stock held by Fir Tree Value as a result of being the investment manager of Fir Tree Value. Fir Tree has been granted investment discretion over the Company’s common stock held by Fir Tree Value, and thus, has shared power to direct the vote and disposition of 506,000 shares of the Company’s common stock. The business address of this stockholder is c/o Citco Fund Services (Cayman Islands) Limited, 89 Nexus Way, Camana Bay, Box 31106 Grand Cayman KY1-1205, Cayman Islands.

(8) According to a Schedule 13G filed with the SEC on April 4, 2012 on behalf of TD Asset Management Inc., a corporation organized under the laws of the province of Ontario (“TD”), TD is the beneficial owner of 500,000 shares of the Company’s common stock. The principal business address of TD is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have agreed to pay $10,000 a month for office space, administrative services and secretarial support to the Clinton Group, an affiliate of the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Under this agreement, the Company has incurred $102,069 for the year ended December 31, 2012 and for the period from September 19, 2011 (date of inception) to December 31, 2012.

On October 6, 2011, the Sponsor purchased 2,156,250 Founder Shares for an aggregate amount of $25,000, or approximately $0.01 per share. The Founder Shares are identical to the shares of common stock included in the Units sold in the offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor forfeited 281,250 Founder Shares on April 9, 2012 since the over-allotment option was not exercised by the underwriters. As a result, the Sponsor owned 1,875,000 shares of our common stock. Also, the Sponsor purchased from us, in a private placement, 4,166,667 warrants prior to our Public Offering at a price of $0.75 per warrant (for an aggregate purchase price of $3,125,000). Subsequently, on July 26, 2012, the Sponsor transferred 1,875,000 Founder Shares to its affiliate, Magnolia at a price of $0.0115942 per share and transferred 4,166,667 warrants to Magnolia at a price of $0.733962 per warrant.  In connection with such transfers, Magnolia assumed all rights and obligations of the Sponsor with regard to the Founder Shares and Sponsor Warrants. Also on July 26, 2012, Magnolia purchased an additional 500,000 warrants from GEH Capital Inc., the sole limited partner of the Sponsor.

Magnolia will be entitled to registration rights pursuant to the registration rights agreement that was signed on the date of the prospectus for our Public Offering. Magnolia is entitled to demand registration rights and certain “piggy-back” registration rights with respect to its shares of common stock, the warrants and the shares of common stock underlying the warrants, commencing on the date such shares of common stock or warrants are released from lockup. We will bear the expenses incurred in connection with the filing of any such registration statement.

Thomas J. Baldwin, the Company’s Chairman and Chief Executive Officer, has purchased an aggregate of 10,000 units (“Private Placement Units”) at a price of $10.00 per unit, each unit consisting of one share of common stock and one warrant exercisable to purchase one share of common stock, in a private placement that closed simultaneously with the consummation of the Public Offering. Mr. Baldwin has agreed to waive his redemption rights with respect to the private placement units in connection with the consummation of the Company’s initial Business Combination. The Private Placement Units are identical to the Units sold in the Public Offering except that the Private Placement Units are subject to certain transfer restrictions, except as follows: with certain limited exceptions, the Private Placement Units are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (1) one year after the completion of the Company’s initial Business Combination and (2) the date on which the Company consummates a liquidation, share exchange, share reconstruction and amalgamation, or other similar transaction after the Company’s initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the Company’s share price reaches or exceeds $12.50 for any 20 trading days within any 30-trading day period during the lock-up period, 50% of the Private Placement Units will be released from the lock-up and, if the Company’s share price reaches or exceeds $15.00 for any 20 trading days within any 30-trading day period during the lock-up period, the remaining 50% of the Private Placement Units shall be released from the lock-up. Mr. Baldwin is entitled to registration rights pursuant to a registration rights agreement. Mr. Baldwin is entitled to demand registration rights and certain “piggy-back” registration rights with respect to his units and the warrants and the shares of common stock underlying the units. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Thomas J. Baldwin, our Chairman and CEO, and George E. Hall, our Chief Investment Officer and Director, directly or indirectly own common stock and warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers or directors (other than our independent directors) presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is required to present a Business Combination opportunity to such entity. However, each of our officers and directors (other than our independent directors) has agreed, pursuant to a written agreement with us, that until the earliest of our initial Business Combination, our liquidation or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any suitable business transaction opportunities. In the event that we and such officer or director mutually agree that it is in our best interests and the best interests of our stockholders not pursue such opportunity, such officer or director may then present the opportunity to other entities. Certain members of our management team also have fiduciary obligations to private equity funds managed by the Clinton Group. In order to minimize potential conflicts, or the appearance of conflicts, which may arise from these affiliations, the Clinton Group and its one private equity fund that may consider acquisition opportunities in the restaurant sector have granted us a “right of first refusal” with respect to any agreement to purchase or invest in any company or business in the restaurant sector. Pursuant to this right of first refusal, we will be entitled to pursue any such potential transaction opportunity in the restaurant sector unless and until a majority of our directors have determined for any reason that we will not pursue such opportunity. If a majority of our directors has determined that the Company will not pursue such opportunity, we will release the Clinton Group from this right of first refusal so that it can explore such opportunity. This right of first refusal will expire upon the earlier of: (1) our consummation of an initial Business Combination and (2) 21 months from the date of this Annual Report on Form 10-K. Furthermore, we have agreed that any target company with respect to which the Clinton Group or its private equity fund party to the right of first refusal currently invests or has initiated any contacts or entered into any discussions, formal or informal, or negotiations regarding such company’s acquisition prior to the completion of the Public Offering will not be a potential acquisition target for us, unless such fund declines to pursue an investment in such company.

Our officers have agreed not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination within 21 months after the closing of the Public Offering. None of our officers or directors has been involved with any blank check companies or special purpose acquisition corporations in the past.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with the Clinton Group, Magnolia or the Sponsor, our officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with the Clinton Group, Magnolia, the Sponsor, our officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority that our initial Business Combination is fair to our stockholders from a financial point of view.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

       •   it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our Public Stockholders for a vote, the Initial Stockholders have agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Stockholders and to vote any shares purchased during or after our Public Offering in favor of our initial business combination.

Director Independence

Our board of directors has determined that each of Mashburn, McCray, Stein and Burke, who joined our board of directors upon the closing of our Public Offering, is an independent director as such term is defined under the rules of Nasdaq and Rule 10A-3 of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Rothstein Kass acts as our independent registered public accounting firm. The following is a summary of fees paid to Rothstein Kass for services rendered.

Audit Fees

Fees paid or payable for our independent registered public accounting firm were approximately $84,000 for the services it performed in connection with this report, the Quarterly Report on Form 10-Q for the fiscal quarter ended on March 31, 2012, the Quarterly Report on Form 10-Q for the fiscal quarter ended on June 30, 2012, the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 and our Public Offering, including review of our registration statement on Form S-1 and amendments thereto, comfort letters and consents.

Tax Fees

We have not incurred any fees for tax services.

All Other Fees

There have been no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was not formed until February 24, 2012. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Rothstein Kass, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35437) filed with the Securities and Exchange Commission on March 6, 2012).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-177340), filed with the Securities and Exchange Commission on October 14, 2011).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-177340), filed with the Securities and Exchange Commission on November 25, 2011).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-177340), filed with the Securities and Exchange Commission on November 25, 2011).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-177340), filed with the Securities and Exchange Commission on November 25, 2011).
4.4	Warrant Agreement, dated as of February 22, 2012, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35437) filed with the Securities and Exchange Commission on March 6, 2012).
10.1	Amendment to Sponsor Warrants Purchase Agreement, dated as of February 13, 2012, between the Registrant and ROIC Acquisition Holdings LP (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-177340), filed with the Securities and Exchange Commission on February 24, 2012).
10.2	Securities Purchase Option Agreement, dated as of February 14, 2012, by and between the Company and ROIC Acquisition Holdings LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35437) filed with the Securities and Exchange Commission on March 6, 2012).
10.3	Unit Purchase Agreement, dated as of February 14, 2012, by and between the Company and Thomas J. Baldwin (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-35437) filed with the Securities and Exchange Commission on March 6, 2012).
10.4	Investment Management Trust Agreement, dated as of February 22, 2012, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35437) filed with the Securities and Exchange Commission on March 6, 2012).
10.5	Registration Rights Agreement, dated as of February 22, 2012, by and between among the Company, Thomas J. Baldwin, ROIC Acquisition Holdings LP and all other signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35437) filed with the Securities and Exchange Commission on March 6, 2012).
10.6	Letter Agreement among the Company, GEH Capital Inc., ROIC Acquisition Holdings LP and all other signatories thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35437) filed with the Securities and Exchange Commission on March 6, 2012).
10.7	Right of First Refusal and Corporate Opportunities Agreement between the Registrant, Clinton Group, Inc. and Clinton Magnolia Master Fund, Ltd. (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-177340), filed with the Securities and Exchange Commission on December 19, 2011).

24*	Power of Attorney (included on signature page of this report)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS**	XBRL Instance Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

*     Filed herewith.

**   XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2013	ROI ACQUISITION CORP.

	By:	/s/ Thomas J. Baldwin
Name: Thomas J. Baldwin Title: Chief Executive Officer

POWER OF ATTORNEY

The undersigned directors and officers of ROI Acquisition Corp. hereby constitute and appoint each of Thomas Baldwin and Francis A. Ruchalski, with the power to act without the others and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

/s/ Thomas J. Baldwin	Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2013
Thomas J. Baldwin

/s/ Joseph A. De Perio	Vice Chairman of the Board and President	March 27, 2013
Joseph A. De Perio

/s/ George E. Hall	Chief Investment Officer and Director	March 27, 2013
George E. Hall

/s/ Daniel A. Strauss	Vice President of Acquisitions and Secretary	March 27, 2013
Daniel A. Strauss

/s/ Francis A. Ruchalski	Chief Financial Officer (Principal Financial Officer and
Francis A. Ruchalski	Principal Accounting Officer)	March 27, 2013

/s/ Jamal Mashburn	Director	March 27, 2013
Jamal Mashburn

/s/ Ronald D. McCray	Director	March 27, 2013
Ronald D. McCray

/s/ Joseph Stein	Director	March 27, 2013
Joseph Stein

/s/ David L. Burke	Director	March 27, 2013
David L. Burke

S-1

ITEM 16.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2012 and December 31, 2011	F-3

Statements of Operations for the year ended December 31, 2012, the period from September 19, 2011 (date of inception) to December 31, 2011 and the period from September 19, 2011 (date of inception) to December 31, 2012	F-4

Statement of Changes in Stockholders' Equity for the period from September 19, 2011 (date of inception) to December 31, 2012	F-5

Statements of Cash Flows for the year ended December 31, 2012 and for the period from September 19, 2011 (date of inception) to December 31, 2011 and the period from September 19, 2011 (date of inception) to December 31, 2012	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
ROI Acquisition Corp.

We have audited the accompanying balance sheets of ROI Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2012, the period from September 19, 2011 (date of inception) to December 31, 2011 and the period from September 19, 2011 (date of inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of ROI Acquisition Corp. (a corporation in the development stage) as of December 31, 2012 and 2011, and the results of its operations and its cash flow for year ended December 31, 2012, the period from September 19, 2011 (date of inception) to December 31, 2011 and the period from September 19, 2011 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will face a mandatory liquidation if a business combination is not consummated by November 29, 2013, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ROTHSTEIN KASS

Roseland, New Jersey
March 12, 2013

ROI Acquisition Corp.

(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$464,209	$39,381
	-	—
Noncurrent assets:
Other assets	91,000	260,609
Investments and cash held in trust	75,156,140
Total assets	$75,711,349	$299,990
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Franchise tax accrual	$151,551	$—
Accounts payable and accrued expenses	161,040	210,000
Note payable-Sponsor	—	100,000
Total current liabilities	312,591	310,000
Warrant liability	4,670,667
Deferred underwriter fee	2,250,000
Total liabilities	7,233,258	310,000

Commitments and contingencies
Common stock subject to possible redemption; 6,347,809 shares at $10.00	63,478,090	—

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value, authorized 100,000,000 shares; 3,037,191 and 2,156,250 shares issued and outstanding at December 31, 2012 and December 31, 2011 respectively, (excluding 6,347,809 shares subject to possible redemption at December 31, 2012)	304	216
Additional paid-in capital	4,999,697	24,784
Deficit accumulated during the development stage	-	(35,010)
Total stockholders’ equity (deficit)	5,000,001	(10,010)
Total liabilities and stockholders’ equity	$75,711,349	$299,990

See accompanying notes to financial statements.

ROI Acquisition Corp.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2012	For the period from September 19, 2011 (date of inception) to December 31, 2011	For the period from September 19, 2011 (date of inception) to December 31, 2012
Revenue	$—	$-	$—
State franchise taxes, other than income tax	152,000	-	152,000
Other general and administrative expenses	284,590	35,075	319,665
Loss from operations	(436,590)	(35,075)	(471,665)
Other income:
Interest income	56,933	65	56,998
Change in fair value of warrants	4,086,833	-	4,086,833
Income (loss) before income tax expense	3,707,176	(35,010)	3,672,166
Income tax expense	325	-	325
Net income (loss) attributed to common shares outstanding	$3,706,851	$(35,010)	$3,671,841
Weighted average number of common shares outstanding, basic and diluted (excluding shares subject to possible redemption)	3,128,480	2,156,250	2,913,349
Income (loss) per common share, basic and diluted	$1.18	$(0.02)	$1.26

See accompanying notes to financial statements.

ROI Acquisition Corp.

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from September 19, 2011 (date of inception) to December 31, 2012

	Common Stock		Additional	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Sale of common stock to Sponsor on October 6, 2011 at $0.01159 per share	2,156,250	$216	$24,784	$-	$25,000
Net loss for the period ended December 31, 2011				(35,010)	(35,010)
Balances at December 31, 2011	2,156,250	216	24,784	(35,010)	(10,010)
Sale of common stock and warrants to Chairman on February 29, 2012 at $10.00 per unit	10,000	1	99,999		100,000
Sale of common stock and warrants through Public Offering on February 29, 2012 at $10.00 per unit	7,500,000	750	74,999,250		75,000,000
Warrant liability recorded on February 29, 2012			(8,757,500)		(8,757,500)
Underwriters’ fees and offering expenses			(4,686,252)		(4,686,252)
Proceeds from private placement of 4,166,667 warrants on February 29, 2012			3,125,000		3,125,000
Proceeds subject to possible redemption of 5,970,568 shares	(5,970,568)	(597)	(59,805,650)		(59,806,247)
Forfeiture of common stock by Sponsor on April 9, 2012	(281,250)	(28)	28		-
Change in shares subject to possible redemption of shares to 6,347,809 at December 31, 2012	(377,241)	(38)	38	(3,671,841)	(3,671,841)
Net income for the year ended December 31, 2012				3,706,851	3,706,851
Balances, at December 31, 2012	3,037,191	$304	$4,999,697	$-	$5,000,001

See accompanying notes to financial statements

ROI Acquisition Corp.

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2012	For the period from September 19, 2011 (date of inception) to December 31, 2011	For the period from September 19, 2011 (date of inception) to December 31, 2012
Cash flows from operating activities
Net income (loss)	$3,706,851	$(35,010)	$3,671,841
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrants	(4,086,833)		(4,086,833)
Change in operating assets and liabilities:		—
Other assets	(91,000)		(91,000)
Franchise tax accrual	151,551	—	151,551
Accounts payable and accrued expenses	126,042	35,000	161,042
Net cash used in operating activities	(193,389)	(10)	(193,399)

Cash flows from investing activities
Proceeds deposited into Trust Account	(75,100,000)	—	(75,100,000)
Interest on Trust Account	(56,140)	—	(56,140)
Net cash used in investing activities	(75,156,140)	—	(75,156,140)

Cash flows from financing activities
Proceeds from sale of common stock through Public Offering	75,000,000	—	75,000,000
Proceeds from the sale of common stock to Sponsor	—	25,000	25,000
Proceeds from the sale of common stock to Chairman	100,000	—	100,000
Proceeds from Sponsor to purchase warrants	3,125,000	—	3,125,000
Proceeds from notes payable - related party	70,000	100,000	170,000
Repayment of notes payable - related party	(170,000)	—	(170,000)
Payments of offering costs	(2,350,643)	(85,609)	(2,436,252)
Net cash provided by financing activities	75,774,357	39,391	75,813,748

Net increase in cash	424,828	39,381	464,209

Cash and cash equivalents, beginning of period	39,381	—	—
Cash and cash equivalents, end of period	$464,209	$39,381	$464,209

Supplemental schedule of non-cash financing activities:
Deferred underwriter fee payable	$2,250,000	—	$2,250,000
Deferred offering costs	$—	$175,000	$—

See accompanying notes to financial statements

ROI Acquisition Corp.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

(1) Organization and Nature of Business Operations

ROI Acquisition Corp. (the “Company”) is a newly organized Delaware blank check company formed on September 19, 2011 for the purpose of, directly or indirectly, effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or engaging in any other similar business combination with one or more businesses or assets (the “Business Combination”).

 On July 26, 2012, ROIC Acquisition Holdings LP, the Company’s original sponsor (the “Sponsor”) transferred 1,875,000 shares of the Company’s common stock (the “Founder Shares”) to its affiliate, Clinton Magnolia Master Fund, Ltd. (“Magnolia”) at a price of $0.0115942 per share and transferred 4,166,667 warrants (the “Sponsor Warrants”) to Magnolia at a price of $0.733962 per warrant.  In connection with such transfers, Magnolia assumed all rights and obligations of the Sponsor with regard to the Founder Shares and Sponsor Warrants.

At December 31, 2012, the Company had not commenced any operations. All activity through December 31, 2012 relates to the Company’s formation and initial public offering (the “Public Offering”). The Company’s fiscal year-end is December 31.

The registration statement for the Public Offering was declared effective on February 24, 2012. The Company consummated the Public Offering on February 29, 2012 and received net proceeds of approximately $73.6 million which includes $3.2 million received for the purchase of 4,166,667 warrants by the Sponsor and 10,000 units by the Chairman and is net of approximately $4.7 million of legal, accounting, and underwriting fees (see Note 5).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward effecting a Business Combination. The Company’s efforts in identifying prospective target businesses are not limited to a particular industry or geographic region for purposes of consummating its initial Business Combination. While the Company may pursue an acquisition opportunity in any business industry or sector, the Company intends to focus on industries or sectors that complement the Company’s management team’s background, such as the consumer sector, and in particular the restaurant industry in the United States and globally.

Net proceeds of approximately $75.1 million from the Public Offering and simultaneous private placement of the Sponsor Warrants (as described below in Note 5) are held in a trust account (the “Trust Account”). Except for the interest income earned on the Trust Account balance that may be released to the Company to pay any income and franchise taxes and to fund the Company’s working capital requirements, and any amounts necessary to purchase up to 15% of the Company’s shares issued as part of the Units described in Note 4 if the Company seeks stockholder approval for its initial Business Combination, none of the funds held in the Trust Account will be released until the earlier of the completion of the Company’s initial Business Combination and the redemption of 100% of the Company’s public shares (“Public Shares”) if the Company is unable to consummate a Business Combination by November 29, 2013, 21 months from the closing of the Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders (the “Public Stockholders”).

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

If the Company seeks stockholder approval, the Company will consummate its initial Business Combination only if a majority of the outstanding shares of common stock voted in favor of the Business Combination. In such case, Magnolia has agreed to vote its Founder Shares (as defined in Note 6) as well as any Public Shares purchased during or after the Public Offering in favor of the Company’s initial Business Combination. In addition, Magnolia has agreed to waive its redemption rights with respect to its Founder Shares and any Public Shares it may hold in connection with the consummation by the Company of a Business Combination. The Company’s officers and directors have also agreed to waive their redemption rights with respect to any Public Shares in connection with the consummation of the Company’s initial Business Combination.

If the Company does not effect a Business Combination by November 29, 2013, 21 months from the closing of the Public Offering, as discussed in Note 4, the Company will liquidate the Trust Account and distribute the amount then held in the Trust Account, including interest but net of franchise and income taxes payable and less up to $50,000 of such net interest that may be released to the Company from the Trust Account to pay liquidation expenses, to the Company’s Public Stockholders, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The ability of the Company to continue as a going concern is dependent upon its ability to successfully complete a Business Combination by November 29, 2013. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern and is required to liquidate.

Magnolia has agreed to waive its redemption rights with respect to its Founder Shares if the Company fails to consummate an initial Business Combination within the 21-month time period, although Magnolia will be entitled to redemption with respect to any Public Shares it holds if the Company fails to consummate an initial Business Combination within such time period.

(2) Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

(3) Summary of Significant Accounting Policies

(a) Fair Value of Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheets.

(b) Investments held in the Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination.

As of December 31, 2012, investment securities in the Company’s Trust Account consist of $75,155,281 in U.S. government treasury bills with a maturity of 180 days or less. The Company classifies its securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

(d) Redeemable Common Stock

As discussed in Note 2, all of the 7,500,000 common shares sold as part of the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its charter provides that in no event will they redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with ASC 480-10-S99. Accordingly, at December 31, 2012, 6,347,809 public shares are classified outside of permanent equity at its redemption value. As the Company may withdraw all of the interest earned on the Trust Account to fund working capital purposes, including the payment of franchise and income taxes payable, the redemption value will always be equal to the pro rata share of the initial amount deposited into the Trust Account ($75.1 million/7,510,000) or $10.00 per share.

(e) Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period in accordance with ASC 260, “Earnings Per Share”. Diluted income (loss) per share reflects the potential dilution that could occur assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. At December 31, 2012, the Company had outstanding warrants to purchase 11,676,667 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per common share is equal to basic income (loss) per common share. At December 31, 2011, the Company did not have any dilutive securities outstanding.

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

(g) Deferred Offering Cost

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, for the year ended December 31, 2012, Public Offering costs totaling approximately $4.7 million (including $4,125,000 in underwriters fees) have been charged to stockholders’ equity.

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

(j) Development stage company

The Company complies with the reporting requirement of FASB ASC 915, “Development Stage Entities.” At December 31, 2012, the Company had not commenced any operations. All activity through December 31, 2012 relates to the Company’s formation and the Public Offering. Following such offering, the Company will not generate any operating revenues until after completion of a business transaction at the earliest, if at all. The Company has generated non-operating income in the form of interest income on the designated Trust Account after the Public Offering.

(k) Warrant liability

The Company accounts for the 11,676,667 warrants issued in connection with the its Public Offering (7,500,000) and private placement (4,176,667) in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company has been estimated using the warrants’ quoted market price.

(l) Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2012 and December 31, 2011. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized for the twelve months ended December 31, 2012, for the period from September 19, 2011 (date of inception) to December 31, 2011 and for the period from September 19, 2011 (date of inception) to December 31, 2011. The Company is subject to income tax examinations by major taxing authorities since inception.

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

(4) Public Offering

The Company sold 7,500,000 units at a price of $10.00 per unit (“Unit”). Each Unit consists of one share of common stock of the Company, and one warrant (“Warrant”). Each Warrant entitles the holder to purchase one share of common stock of the Company at a price of $12.00 per share. The Warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or twelve months from the closing of the Public Offering, provided in each case that the Company has an effective registration statement under the Securities Act of 1933, as amended, covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Warrants has not been declared effective within 60 days following the closing of the Company’s initial Business Combination, holders of the Warrants may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants during the exercise period, or if holders of the Warrants did not exercise their Warrants on a cashless basis under the above provision, there will be no cash settlement of the Warrants and the Warrants will expire worthless. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sales price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

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

(5) Related Party Transactions

(a) Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Clinton Group, Inc., an affiliate of the Sponsor (the “Clinton Group”). Services commenced on the date the securities were first listed on Nasdaq and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Under this agreement, the Company has incurred $102,069 for the year ended December 31, 2012 and for the period from September 19, 2011 (date of inception) to December 31, 2012.

(b) Sponsor Warrants

The Sponsor purchased, in a private placement, 4,166,667 warrants prior to the Public Offering at a price of $0.75 per warrant (for an aggregate purchase price of $3,125,000) from the Company. On July 26, 2012, the Sponsor transferred the 4,166,667 Sponsor Warrants to Magnolia at a price of $0.733962 per warrant.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the Sponsor Warrants will expire worthless.

Magnolia will be entitled to registration rights pursuant to the registration rights agreement that was signed on the date of the prospectus for the Public Offering. Magnolia is entitled to demand registration rights and certain “piggy-back” registration rights with respect to its shares of common stock, the warrants and the shares of common stock underlying the warrants, commencing on the date such shares of common stock or warrants are released from lockup. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

(c) Private Placement Units sold to Chairman

Thomas J. Baldwin, the Company’s Chairman and Chief Executive Officer, has purchased an aggregate of 10,000 units (“Private Placement Units”) at a price of $10.00 per unit, each unit consisting of one share of common stock and one warrant exercisable to purchase one share of common stock, in a private placement that closed simultaneously with the consummation of the Public Offering. Mr. Baldwin has agreed to waive his redemption rights with respect to the private placement units in connection with the consummation of the Company’s initial Business Combination.

The Private Placement Units are identical to the Units sold in the Public Offering except that the Private Placement Units are subject to certain transfer restrictions, except as follows: with certain limited exceptions, the Private Placement Units are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (1) one year after the completion of the Company’s initial Business Combination and (2) the date on which the Company consummates a liquidation, share exchange, share reconstruction and amalgamation, or other similar transaction after the Company’s initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the Company’s share price reaches or exceeds $12.50 for any 20 trading days within any 30-trading day period during the lock-up period, 50% of the Private Placement Units will be released from the lock-up and, if the Company’s share price reaches or exceeds $15.00 for any 20 trading days within any 30-trading day period during the lock-up period, the remaining 50% of the Private Placement Units shall be released from the lock-up.

Mr. Baldwin is entitled to registration rights pursuant to a registration rights agreement. Mr. Baldwin is entitled to demand registration rights and certain “piggy-back” registration rights with respect to his units and the warrants and the shares of common stock underlying the units. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

(6) Founder Shares

On October 6, 2011, the Sponsor purchased 2,156,250 Founder Shares for an aggregate amount of $25,000, or approximately $0.01 per share.

The Founder Shares are identical to the shares of common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor forfeited 281,250 Founder Shares on April 9, 2012 since the over-allotment option was not exercised by the underwriters. As a result, the Sponsor owned 1,875,000 shares of common stock as of April 9, 2012 which equals 19.98% of the Company’s issued and outstanding shares. On July 26, 2012, the Sponsor transferred 1,875,000 Founder Shares to Magnolia at a price of $0.0115942 per share.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (1) one year after the completion of the Company’s initial Business Combination and (2) the date on which the Company consummates a liquidation, share exchange, share reconstruction and amalgamation, or other similar transaction after the Company’s initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”). Notwithstanding the foregoing, if the Company’s share price reaches or exceeds $12.50 for any 20 trading days within any 30-trading day period during the Lock-Up Period, 50% of the Founder Shares will be released from the lock-up and, if the Company’s share price reaches or exceeds $15.00 for any 20 trading days within any 30-trading day period during the Lock Up Period, the remaining 50% of the Founder Shares shall be released from the lock-up. In addition, 551,471 Founder Shares will be subject to forfeiture by the Sponsor as follows: (1) 284,091 Founder Shares (or 326,705 Founder Shares if the underwriters’ over-allotment option is exercised in full) will be subject to forfeiture in the event the last sales price of the Company’s shares does not equal or exceed $15.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 5 years following the closing of the Company’s initial Business Combination and (2) the remaining 267,380 Founder Shares will be subject to forfeiture in the event the last sales price of the Company’s shares does not equal or exceed $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 5 years following the closing of the Company’s initial Business Combination. In addition, notwithstanding Magnolia’s ability to transfer, assign or sell its Founder Shares to permitted transferees during the lock-up periods described above, Magnolia has agreed not to transfer, assign or sell the Sponsor earn-out shares (whether to permitted transferees or otherwise) before the applicable forfeiture condition lapses.

(7) Investments and cash held in Trust

As of December 31, 2012, investment securities in the Company’s Trust Account consist of $75,155,281 in United States Treasury Bills and $859 of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, "Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at December 31, 2012 are as follows:

	Carrying Amount	Gross Unrealized Holding Losses	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$75,155,281	$5,712	$75,160,993

(8) Fair Value Measurements

 The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments and cash held in Trust Account	$75,160,993	$75,160,993	$-	$-

Liabilities:
Warrant liability	$4,670,667	$-	$4,670,667	$-

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

United States Treasury Securities: The Company used Level 1 inputs to value the U.S. Treasury securities in our Trust Account for disclosure purposes.

(9)   Subsequent Event

On January 31, 2013, the Company entered into a Business Combination Agreement and Plan of Merger (the “Merger Agreement”) by and between the Company, ROI Merger Sub Corp. (“Merger Sub Corp.”), ROI Merger Sub LLC (“Merger Sub LLC”), and EveryWare Global, Inc. (“EveryWare”), providing for the merger of Merger Sub Corp. with and into EveryWare, with EveryWare surviving the merger as a wholly-owned subsidiary of the Company, immediately followed by the merger of EveryWare with and into Merger Sub LLC, with Merger Sub LLC surviving the merger as a wholly-owned subsidiary of the Company.

The Merger Agreement provides for the merger of Merger Sub Corp. with and into EveryWare (the “Initial Merger”), with EveryWare continuing as the surviving corporation (the “Surviving Corporation”), immediately followed by the merger of the Surviving Corporation with and into Merger Sub LLC, with Merger Sub LLC continuing as the surviving company, and pursuant to which each share of outstanding capital stock, $0.001 par value per share, of EveryWare will be exchanged for cash and shares of the Company’s common stock, $0.0001 par value per share, as further described in, and subject to the terms of, the Merger Agreement.

Pursuant to the Merger Agreement, upon the effectiveness of the Initial Merger, each share of capital stock of EveryWare will be exchanged for cash and validly issued shares of the Company’s common stock (the “Shares”). The aggregate consideration will consist of (i) between $90 million and $107.5 million in cash, subject to adjustment in accordance with the terms of the Merger Agreement if the aggregate amount of cash available after redemption of shares of the Company’s common stock, in accordance with the Company’s Second Amended and Restated Certificate of Incorporation, from the Trust Account and receipt of proceeds from EveryWare’s refinancing of its existing indebtedness is less than $107.5 million, (ii) 10,440,000 shares of the Company’s common stock, subject to adjustment in accordance with the terms of the Merger Agreement if the aggregate amount of cash available after redemption of shares of the Company’s common stock, in accordance with the Company’s Second Amended and Restated Certificate of Incorporation from the Trust Account and receipt of proceeds from EveryWare’s refinancing of its existing indebtedness is less than $107.5 million (it is expected that the Shares to be issued to EveryWare’s existing stockholders will represent between 69.4% and 59.4% of the outstanding common stock of the post-merger company and that the Company’s existing stockholders will retain an ownership interest of between 23.1% and 33.0% of the post-merger company (depending on the level of redemptions by the Company’s existing stockholders and the aggregate proceeds from the proposed debt refinancing and disregarding warrants to purchase the Company’s common stock, which will remain outstanding following the Business Combination)) and (iii) an additional 3,500,000 shares of the Company’s common stock (the “Earnout Shares”), which Earnout Shares are subject to forfeiture in the event that the trading price of the Company’s common stock does not exceed certain price targets subsequent to the closing of the Business Combination, unless the Company consummates a change of control transaction under certain circumstances.

The Shares will be subject to certain restrictions on transfer for a period of time following the closing of the Business Combination.

The consummation of the transactions contemplated by the Merger Agreement is subject to a number of conditions set forth in the Merger Agreement including, among others, receipt of the requisite approval of the stockholders of the Company.

