Form 10-Q
period 2013-03-31
ROI Acquisition Corp.
filed 2013-05-14
CIK 1532543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, there were 9,385,000 shares of the Company’s common stock issued and outstanding.

ROI ACQUISITION CORP.

Table of Contents

31.1*	21
31.2*	22
32.1*	23
32.2*	24

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ROI Acquisition Corp.
(a corporation in the development stage)

BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$368,809	$464,209
Noncurrent assets:
Other Assets	—	91,000
Investments and cash held in trust	75,170,205	75,156,140
Total assets	$75,539,014	$75,711,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Franchise tax accrual	$196,151	$151,551
Accounts payable and accrued expenses	750,318	161,040
Note payable-sponsor	—	—
Total current liabilities	946,469	312,591
Warrant Liability	9,341,334	4,670,667
Deferred underwriter fee	2,250,000	2,250,000
Total liabilities	12,537,803	7,233,258

Commitments and contingencies
Common stock subject to possible redemption; 5,800,121 and 6,347,809 shares (at $10.00) as of March 31, 2013 and December 31, 2012, respectively	58,001,210	63,478,090

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value, authorized 100,000,000 shares; 3,584,879 and 3,037,191 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively (excluding 5,800,121 and 6,347,809 shares subject to possible redemption at March 31, 2013 and December 31, 2012, respectively)	358	304
Additional paid-in capital	4,999,643	4,999,697
Deficit accumulated during the development stage	—	—
Total stockholders’ equity	5,000,001	5,000,001
Total liabilities and stockholders’ equity	$75,539,014	$75,711,349

See accompanying notes to interim financial statements.

ROI Acquisition Corp.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012	For the period from September 19, 2011 (date of inception) to March 31, 2013
Revenue	$—	$—	$—
State franchise taxes, other than income tax	44,600	—	196,600
Other general, administrative and transaction expenses	775,684	93,319	1,095,349
Loss from operations	(820,284)	(93,319)	(1,291,949)
Other income:
Interest income	14,065	5,002	71,063
Change in fair value of warrants	(4,670,667)	—	(583,833)
Loss before income tax expense	(5,476,886)	(88,317)	(1,804,719)
Income tax expense	—	—	325
Net loss attributed to common shares outstanding	$(5,476,886)	$(88,317)	$(1,805,044)

Weighted average number of common shares outstanding, basic and diluted	3,034,276	4,797,129	2,933,655
Loss per common share, basic and diluted	$(1.80)	$(0.02)	$(0.62)

See accompanying notes to interim financial statements.

ROI Acquisition Corp.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from September 19, 2011 (date of inception) to March 31, 2013
(unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock to Sponsor on October 6, 2011 at $0.01159 per unit	2,156,250	$216	$24,784	$—	$25,000
Net loss for the period ended December 31, 2011				(35,010)	(35,010)
Balances at December 31, 2011	2,156,250	216	24,784	(35,010)	(10,010)
Sale of common stock to Chairman on February 29, 2012 at $10.00 per unit	10,000	1	99,999		100,000
Sale of common stock through public offering on February 29, 2012 at $10.00 per unit	7,500,000	750	74,999,250		75,000,000
Warrant liability recorded on February 29, 2012			(8,757,000)		(8,757,000)
Underwriters’ fees and offering expenses			(4,686,252)		(4,686,252)
Proceeds from private placement of 4,166,667 warrants			3,125,000		3,125,000
Proceeds subject to possible redemption of 6,825,535 shares	(5,970,568)	(597)	(59,805,650)		(59,806,247)
Forfeiture of common stock by Sponsor on April 9, 2012	(281,250)	(28)	28		—
Change in shares subject to possible redemption of shares to 6,347,809 at December 31, 2012	(377,241)	(38)	38	(3,671,841)	(3,671,841)
Net income for the year ended December 31, 2012				3,706,851	3,706,851
Balances, at December 31, 2012	3,037,191	304	4,999,697	—	5,000,001
Change in shares subject to possible redemption of shares to 5,800,121 at March 31, 2013 (unaudited)	547,688	54	(54)	5,476,886	5,476,886
Net loss for the three months ended March 31, 2013 (unaudited)				(5,476,886)	(5,476,886)
Balances, at March 31, 2013 (unaudited)	3,584,879	$358	$4,999,643	$—	$5,000,001

See accompanying notes to interim financial statements.

ROI Acquisition Corp.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the period from September 19, 2011 (date of inception) to March 31, 2013
Cash flows from operating activities
Net loss	$(5,476,886)	$(88,317)	$(1,805,044)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Change in fair value of warrants	4,670,667	—	583,833
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Other assets	91,000	—	—
Franchise tax accrual	44,600	—	196,151
Prepaid expenses	—	(50,889)	—
Accounts payable and accrued expenses	589,284	53,324	750,326
Net cash used in operating activities	(81,335)	(85,882)	(274,734)

Cash flows from investing activities
Proceeds deposited into Trust Account	—	(75,100,000)	(75,100,000)
Interest on Trust Account	(14,065)	—	(70,205)
Net cash used in investing activities	(14,065)	(75,100,000)	(75,170,205)

Cash flows from financing activities
Proceeds from sale of common stock through public offering	—	75,000,000	75,000,000
Proceeds from the sale of common stock to Sponsor	—	—	25,000
Proceeds from the sale of common stock to Chairman	—	100,000	100,000
Proceeds from Sponsor to purchase warrants	—	3,125,000	3,125,000
Proceeds from notes payable - related party	—	70,000	170,000
Repayment of notes payable - related party	—	(170,000)	(170,000)
Payments of offering costs	—	(2,335,692)	(2,436,252)
Net cash provided by financing activities	—	75,789,308	75,813,748

Net increase (decrease) in cash	(95,400)	603,426	368,809

Cash and cash equivalents, beginning of period	$464,209	$39,381	$—
Cash and cash equivalents, end of period	$368,809	$642,807	$368,809

Supplemental schedule of non-cash financing activities:
Deferred underwriter fee payable	$—	$2,250,000	$2,250,000
Accrued offering costs	$—	$14,951	$—

See accompanying notes to interim financial statements.

ROI Acquisition Corp.
(a corporation in the development stage)

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

(1)	Interim Financial Information

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2013 and the results of operations for the periods being presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for a full fiscal year.

(2)	Organization and Nature of Business Operations

ROI Acquisition Corp. (the “Company”) is a blank check company formed on September 19, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or any other similar business combination with one or more businesses (the “Business Combination”). As more fully described in Note 10 – Proposed Business Combination, the Company has entered into a Business Combination Agreement and Plan of Merger (the “Merger Agreement”) by and between the Company, ROI Merger Sub Corp. (“Merger Sub Corp.”), ROI Merger Sub LLC (“Merger Sub LLC”), and EveryWare Global, Inc. (“EveryWare”), providing for the merger of Merger Sub Corp. with and into EveryWare, with EveryWare surviving the merger as a wholly-owned subsidiary of the Company, immediately followed by the merger of EveryWare with and into Merger Sub LLC, with Merger Sub LLC surviving the merger as a wholly-owned subsidiary of the Company. Merger Sub Corp. and Merger Sub LLC are inactive wholly owned subsidiaries of the Company with no assets or operations as of March 31, 2013.

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

At March 31, 2013, the Company had not commenced any operations. All activity through March 31, 2013 relates to the Company’s formation, initial public offering (the "Public Offering") and proposed Business Combination discussed in Note 10.

The registration statement for the Public Offering was declared effective on February 24, 2012. The Company consummated the Public Offering on February 29, 2012 and received net proceeds of approximately $73.6 million which includes approximately $3.2 million received for the purchase of 4,166,667 warrants by the Sponsor and 10,000 units by the Company’s Chairman and is net of approximately $4.7 million of legal, accounting, and underwriting fees (see Note 6).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward effecting a Business Combination. The Company’s efforts in identifying prospective target businesses are not limited to a particular industry or geographic region for purposes of consummating its initial Business Combination. While the Company may pursue an acquisition opportunity in any business industry or sector, the Company intends to focus on industries or sectors that complement the Company’s management team’s background, such as the consumer sector, and in particular the restaurant industry in the United States and globally (see Note 10).

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

If the Company does not effect a Business Combination by November 29, 2013, 21 months from the closing of the Public Offering, as discussed in Note 5, the Company will liquidate the Trust Account and distribute the amount then held in the Trust Account, including interest but net of franchise and income taxes payable and less up to $50,000 of such net interest that may be released to the Company from the Trust Account to pay liquidation expenses, to the Company’s Public Stockholders, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The ability of the Company to continue as a going concern is dependent upon its ability to successfully complete a Business Combination by November 29, 2013. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern and is required to liquidate.

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

As of March 31, 2013, investment securities in the Company’s Trust Account consist of approximately $75.17 million in U.S. government treasury bills with a maturity of 180 days or less. The Company classifies its securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

(d) Redeemable Common Stock

As discussed in Note 5, all of the 7,500,000 common shares sold as part of the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its charter provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial Business Combination, and instead may search for an alternate initial Business Combination.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with ASC 480-10-S99. Accordingly, at March 31, 2013 and December 31, 2012, 5,800,121 and 6,347,809 Public Shares, respectively, are classified outside of permanent equity at its redemption value. As the Company may withdraw all of the interest earned on the Trust Account to fund working capital purposes, including the payment of franchise and income taxes payable, the redemption value will always be equal to the pro rata share of the initial amount deposited into the Trust Account ($75.1 million/7,510,000) or $10.00 per share at March 31, 2013.

(e) Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period in accordance with ASC 260, “Earnings Per Share”. Diluted income (loss) per share reflects the potential dilution that could occur assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. At March 31, 2013, the Company had outstanding warrants to purchase 11,676,667 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per common share is equal to basic income (loss) per common share.

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

(g) Deferred Offering Cost

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, during the period ended March 31, 2012, Public Offering costs totaling approximately $4.7 million (including $4.125 million in underwriters fees) have been charged to stockholders’ equity.

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

(j) Development stage company

The Company complies with the reporting requirement of FASB ASC 915, “Development Stage Entities.” At March 31, 2013, the Company had not commenced any operations. All activity through March 31, 2013 relates to the Company’s formation, Public Offering and proposed Business Combination. Following such offering, the Company will not generate any operating revenues until after completion of a business transaction at the earliest, if at all.

(k) Warrant liability

The Company accounts for the 11,676,667 warrants issued in connection with its Public Offering (7,500,000) and private placement (4,176,667) in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company has been estimated using the warrants’ quoted market price.

(l) Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2013 and December 31, 2012. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized for the three months ended March 31, 2013 and 2012, and for the period from September 19, 2011 (date of inception) through March 31, 2013. The Company is subject to income tax examinations by major taxing authorities since inception.

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

(a) Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Clinton Group, Inc., an affiliate of the Sponsor (the “Clinton Group”). Services commenced on the date the securities were first listed on Nasdaq and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Under this agreement, the Company has incurred $30,000 and $12,069 for the three months ended March 31, 2013 and 2012, respectively, and $132,069 for the period from September 19, 2011 (date of inception) to March 31, 2013.

(b) Sponsor Warrants

The Sponsor purchased, in a private placement, 4,166,667 warrants prior to the Public Offering at a price of $0.75 per warrant (for an aggregate purchase price of $3.125 million) from the Company. On July 26, 2012, the Sponsor transferred the 4,166,667 Sponsor Warrants to Magnolia at a price of $0.733962 per warrant.

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

As of March 31, 2013 and December 31, 2012, investment securities in the Company’s Trust Account consisted of $75,170,160 and $75,155,281, respectively, in United States Treasury Bills and $45 and $859, respectively, of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, "Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at March 31, 2013 are as follows:

	Carrying Amount	Gross Unrealized Holding Losses	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$75,170,160	$1,337	$75,171,497

The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at December 31, 2012 are as follows:

	Carrying Amount	Gross Unrealized Holding Losses	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$75,155,281	$5,712	$75,160,993

(9)	Fair Value Measurements

 The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments and cash held in trust	$75,171,497	$75,171,497	$-	$-

Liabilities:
Warrant liability	$9,341,334	$-	$9,341,334	$-

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments and cash held in trust	$75,160,993	$75,160,993	$-	$-

Liabilities:
Warrant liability	$4,670,667	$-	$4,670,667	$-

Warrant Liability: The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2).

United States Treasury Securities: The Company used Level 1 inputs to value the U.S. Treasury securities in our Trust Account for disclosure purposes.

(10)	Proposed Business Combination

On January 31, 2013, the Company entered into the Merger Agreement. The Merger Agreement provides for the merger of Merger Sub Corp. with and into EveryWare (the “Initial Merger”), with EveryWare continuing as the surviving corporation (the “Surviving Corporation”), immediately followed by the merger of the Surviving Corporation with and into Merger Sub LLC, with Merger Sub LLC continuing as the surviving company, and pursuant to which each share of outstanding capital stock, $0.001 par value per share, of EveryWare will be exchanged for cash and shares of the Company’s common stock, $0.0001 par value per share, as further described in, and subject to the terms of, the Merger Agreement.

Pursuant to the Merger Agreement, upon the effectiveness of the Initial Merger, each share of capital stock of EveryWare will be exchanged for cash and validly issued shares of the Company’s common stock (the “Shares”). The aggregate consideration will consist of (i) between $90 million and $107.5 million in cash, subject to adjustment in accordance with the terms of the Merger Agreement if the aggregate amount of cash available after redemption of shares of the Company’s common stock, in accordance with the Company’s Second Amended and Restated Certificate of Incorporation, from the Trust Account and receipt of proceeds from EveryWare’s refinancing of its existing indebtedness is less than $107.5 million, (ii) 10,440,000 shares of the Company’s common stock, subject to adjustment in accordance with the terms of the Merger Agreement if the aggregate amount of cash available after redemption of shares of the Company’s common stock, in accordance with the Company’s Second Amended and Restated Certificate of Incorporation from the Trust Account and receipt of proceeds from EveryWare’s refinancing of its existing indebtedness is less than $107.5 million (it is expected that the Shares to be issued to EveryWare’s existing stockholders will represent between 89.5% and 54.2% of the outstanding common stock of the post-merger company and that the Company’s existing stockholders will retain an ownership interest of between 10.5% and 45.8% of the post-merger company (depending on the level of redemptions by the Company’s existing stockholders and the aggregate proceeds from the proposed debt refinancing and disregarding warrants to purchase the Company’s common stock, which will remain outstanding following the Business Combination. These percentages are calculated based on a number of assumptions and are subject to adjustment in accordance with the terms of the Merger Agreement.)) and (iii) an additional 3,500,000 shares of the Company’s common stock (the “Earnout Shares”), which Earnout Shares are subject to forfeiture in the event that the trading price of the Company’s common stock does not exceed certain price targets subsequent to the closing of the Business Combination, unless the Company consummates a change of control transaction under certain circumstances.

For the three months ended March 31, 2013, the Company has incurred approximately $530,000 of costs directly related to the Business Combination. These costs are included in other general, administrative and transaction expenses on the accompanying statements of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

Through March 31, 2013, our efforts have been limited to organizational activities, activities relating to our initial public offering (“Public Offering”), activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the trust account with Continental Stock Transfer & Trust Company serving as trustee (the “Trust Account”).

For the three month period ended March 31, 2013, we had a net loss of $5,476,886 generated from a non-cash charge of $4,670,667 related to the change in fair value of warrants. In addition, the Company earned $14,065 of interest income and incurred operating expenses of $820,284. For the three month period ended March 31, 2012, we had a net loss of $88,317 generated from interest income of $5,002 and $93,319 of operating expenses. For the period from September 19, 2011 (date of inception) through March 31, 2013, we had a net loss of $1,805,044 generated from a non-cash charge of $583,833 related to the change in fair value of warrants and incurred total costs of approximately $4,686,000 in connection with the Company’s Public Offering of which $2.25 million of the underwriter fees have been deferred and are contingent upon the closing of a Business Combination.

Liquidity and Capital Resources

On September 19, 2011, we consummated a Public Offering of 7,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of 4,166,667 warrants to the Sponsor (“Sponsor Warrants”) for $3.1 million and the private sale of 10,000 units to Mr. Baldwin for $0.1 million. We received net proceeds from the Public Offering and the sale of the Sponsor Warrants of approximately $75.1 million net of the non-deferred portion of the underwriting commissions of $1.8 million and offering costs and other expenses of approximately $0.6 million. For a description of the proceeds generated in the Public Offering and a discussion of the use of such proceeds, we refer you to Note 5 of the audited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As of March 31, 2013, approximately $75.2 million was held in the Trust Account (including $2.25 million of deferred underwriting discounts and commissions, $3.125 million from the sale of the Sponsor Warrants and approximately $71,000 in accrued interest) and we had cash outside of trust of approximately $0.4 million and approximately $0.9 million in current liabilities including accounts payable and accrued expenses and franchise tax payable. Up to approximately $71,000 in interest income on the balance of the Trust Account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Through March 31, 2013, the Company had not withdrawn any funds from interest earned on the trust proceeds.

We depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with additional working capital that we may need to identify one or more target businesses, conduct due diligence and complete a Business Combination, as well as to pay any franchise and income taxes that we may owe. As described elsewhere in this Quarterly Report on Form 10-Q, the amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close a business combination. If we are required to seek additional capital, we would need to borrow funds from Magnolia or our management team to operate or may be forced to liquidate. Neither Magnolia nor our management team is under any obligation to advance funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of a business combination. If we are unable to complete a business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for office space, utilities and secretarial and administrative services payable to the Clinton Group, Inc., an entity which our Chairman and Chief Executive Officer is the Managing Director. We began incurring these fees on February 24, 2012 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Critical Accounting Policies and Estimates

The preparation of interim financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Trust Account

A total of $75.1 million, including approximately $69.625 million of the net proceeds from the Public Offering, $3.125 million from the sale of the Sponsor Warrants, $100,000 from the private sale of 10,000 units to Mr. Baldwin and $2.250 million of deferred underwriting discounts and commissions, was placed in the Trust Account. The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of March 31, 2013, the balance in the Trust Account was $75.2 million, which includes approximately $71,000 of interest earned since the inception of the Trust Account.

Net Income (Loss) per Common Share

Basic income per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period in accordance with ASC 260, “Earnings Per Share.” Diluted income (loss) per share reflects the potential dilution that could occur assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. At March 31, 2013, the Company had outstanding warrants to purchase 11,676,667 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per common share is equal to basic income (loss) per common share.

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

Warrant Liability

The Company accounts for the 11,676,667 warrants issued in connection with its Public Offering (7,500,000) and private placement (4,176,667) in accordance with the guidance contained in ASC 815-40-15-7D whereby under that provision they do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company has been estimated using the warrants’ quoted market price.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s interim financial statements.

Proposed Business Combination

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on September 19, 2011 for the purpose of effecting a Business Combination. We were considered in the development stage at March 31, 2013 and had not yet commenced any operations. As of March 31, 2013, the Company held a US Treasury Bill of approximately $75.17 million which was subject to market risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 27, 2013. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2013, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1	Business Combination Agreement and Plan of Merger, dated as of January 31, 2013, by and among ROI Acquisition Corp., ROI Merger Sub Corp., ROI Merger Sub LLC and EveryWare Global, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35437) filed with the Securities and Exchange Commission on January 31, 2013).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2013	ROI ACQUISITION CORP. /s/ Thomas J. Baldwin Thomas J. Baldwin Chief Executive Officer (principal executive officer)

Dated: May 14, 2013	/s/ Francis A. Ruchalski Francis A. Ruchalski Chief Financial Officer (principal financial officer)

