Form 10-Q
period 2013-06-30
EveryWare Global, Inc.
filed 2013-08-14
CIK 1532543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35437

EveryWare Global, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	45-3414553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

519 North Pierce Avenue Lancaster Ohio	43130
(Address of principal executive offices)	(Zip Code)

(740) 681-2500

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.0001 per share, at June 30, 2013 was 22,045,373 shares.

EVERYWARE GLOBAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1	FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

The accompanying unaudited Condensed Consolidated Financial Statements of EveryWare Global, Inc. and all majority-owned subsidiaries (collectively, EveryWare or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

EVERYWARE GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands of dollars, except share and per share amounts)

	Three Months ended June 30,
	2013	2012
Net sales	$99,236	$96,680
License fees	1,613	1,685

Total revenue	100,849	98,365
Cost of sales	72,706	67,957

Gross margin	28,143	30,408

Selling, distribution and administrative expense	18,331	20,771
Restructuring	(120)	—
Gain on disposal of assets	(4)	—

Income from operations	9,936	9,637
Other expense, net	149	1,825
Interest Expense	12,649	3,595

(Loss) income before income taxes	(2,862)	4,217
Income tax (benefit) expense	(662)	1,635

Net (loss) income	$(2,200)	$2,582

Net (loss) income per share:
Basic	$(0.15)	$0.21

Diluted	$(0.15)	$0.21

Weighted average shares:
Outstanding	14,741,166	12,190,000

Diluted	14,741,166	12,190,000

See notes to consolidated financial statements.

EVERYWARE GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands of dollars, except share and per share amounts)

	Six Months ended June 30,
	2013	2012
Net sales	$196,967	$191,355
License fees	3,222	3,405

Total revenue	200,189	194,760
Cost of sales	146,211	139,310

Gross margin	53,978	55,450

Selling, distribution and administrative expense	38,859	43,374
Restructuring	(120)	—
(Gain) loss on disposal of assets	(4)	160

Income from operations	15,243	11,916
Other expense, net	218	1,608
Interest Expense	16,788	13,414

(Loss) before income taxes	(1,763)	(3,106)
Income tax expense	240	595

Net (loss)	$(2,003)	$(3,701)

Net (loss) per share:
Basic	$(0.15)	$(0.30)

Diluted	$(0.15)	$(0.30)

Weighted average shares:
Outstanding	13,472,630	12,190,000

Diluted	13,472,630	12,190,000

See notes to consolidated financial statements.

EVERYWARE GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands of dollars, except share and per share amounts)

	Three months ended June 30,
	2013	2012
Net (loss) income	$(2,200)	$2,582

Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(653)	(420)
Natural gas hedge adjustments, net of tax of ($123) and $253, respectively	(204)	419

Other comprehensive loss, net of tax	(857)	(1)

Comprehensive (loss) income	$(3,057)	$2,581

See notes to consolidated financial statements.

EVERYWARE GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands of dollars, except share and per share amounts)

	Six months ended June 30,
	2013	2012
Net (loss)	$(2,003)	$(3,701)

Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(1,032)	(126)
Natural gas hedge adjustments, net of tax of $471 and $253, respectively	786	419

Other comprehensive (loss) income, net of tax	(246)	293

Comprehensive (loss)	$(2,249)	$(3,408)

See notes to consolidated financial statements.

EVERYWARE GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars, except share and per share amounts)

	Unaudited	Audited
	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$559	$2,672
Trade accounts receivable, less allowance for doubtful accounts of $3,201 and $7,809, respectively	53,003	50,382
Other accounts and notes receivable	4,889	3,480
Inventories, net of reserves of $6,667 and $7,238	133,597	107,979
Assets held for sale	2,324	2,324
Income taxes receivable	900	795
Other current assets	5,917	4,738
Deferred tax asset	6,217	6,689

Total current assets	207,406	179,059
Property, plant and equipment, net	49,774	49,336
Goodwill	8,559	8,559
Other intangible assets	50,680	52,500
Deferred tax asset	15,338	15,890
Other assets	8,980	7,230

Total assets	$340,737	$312,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,572	$1,248
Accounts payable	36,534	36,319
Accrued liabilities	29,041	31,129
Income taxes payable	21	113
Accrued pension	1,824	1,823
Current portion of long-term debt	2,783	10,774
Other current liabilities	859	2,083

Total current liabilities	72,634	83,489
Revolver	26,881	35,175
Long-term debt	248,430	135,892
Accrued postretirement liability	902	921
Accrued pension liability	8,269	8,597
Income taxes payable	558	871
Deferred income taxes	8,635	8,635
Deferred Gain-Sale/Leaseback	16,056	16,617
Other liabilities	11,969	13,684

Total liabilities	394,334	303,881

Stockholders’ equity:
Undesignated preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding at June 30, 2013 and December 31, 2012	—	—
Class A voting common stock, $0.0001 par value, 100,000,000 authorized, 17,993,902 issued and outstanding, net of 4,051,071 subject to forfeiture, at June 30, 2013 and 12,190,000 issued and outstanding at December 31, 2012	2	748
Additional paid-in capital	—	22,444
Retained deficit	(47,855)	(9,001)
Accumulated other comprehensive loss	(5,744)	(5,498)

Total stockholders’ equity	(53,597)	8,693

Total liabilities and stockholders’ equity	$340,737	$312,574

See notes to consolidated financial statements.

EVERYWARE GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands of dollars, except share and per share amounts)

	Six Months ended June 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,003)	$(3,701)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	78	—
Depreciation and amortization	7,871	6,985
Amortization of deferred gain on sale/leaseback	(560)	(560)
Allowance for doubtful accounts	1,292	974
Allowance for inventory valuation	571	(349)
Loss on disposal of property and equipment	(4)	160
Deferred income taxes	(111)	797
Natural gas hedge MTM adjustment	(786)	(419)
(Increase)/decrease in operating assets:
Receivables	(3,145)	2,580
Inventories	(25,984)	(13,659)
Other assets	(2,726)	(2,627)
(Decrease)/increase in accounts payable	378	1,010
Increase/(decrease) in accrued liabilities	(2,474)	(1,002)
(Decrease)/increase in other liabilities	(1,629)	(1,145)

Net cash used in operating activities	(29,232)	(10,956)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and capitalized software development costs	(5,459)	(8,767)
Proceeds from dispositions of property and equipment	—	220
Cash paid for acquisition	(3,470)	—
Note receivable	(377)	—

Net cash used in investing activities	(9,306)	(8,547)

CASH FLOW FROM FINANCING ACTIVITIES:
(Payments)/borrowing of short term debt, net	281	610
(Payments)/borrowing of revolving credit facility	(8,294)	(17,671)
Proceeds from long term debt, net	250,000	150,000
Payments of long term debt, net	(145,249)	(104,033)
Cash paid to EveryWare stockholders	(90,000)	—
Redemption of warrants	(5,838)	—
Redemption of ROI shares	(46,741)	—
Cash from ROI trust	75,173	—
Proceeds from the issuance of stock	16,500	—
Equity issuance costs	(9,137)	—
Dividends paid	—	(10,284)

Net cash provided by financing activities	36,695	18,622

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(270)	(19)

NET DECREASE IN CASH	(2,113)	(900)
CASH AT BEGINNING OF PERIOD	2,672	973

CASH AT END OF PERIOD	$559	$73

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,140	$8,051

Cash paid during the period for income taxes	$106	$66

See notes to consolidated financial statements.

1. BUSINESS

EveryWare is a leading global marketer of tabletop and food preparation products for the consumer and foodservice markets. EveryWare offers a comprehensive line of tabletop and food preparation products, such as bakeware, beverageware, serveware, storageware, flatware, dinnerware, crystal, buffetware and hollowware; premium spirit bottles; cookware; gadgets; candle and floral glass containers; and other kitchen products. We market our products globally under the Anchor Hocking®, Anchor®, Anchor Home®, FireKing®, Oneida®, Buffalo China®, Delco® and Sant’ Andrea® brands; in Europe under the Viners®, Mermaid®, Great British Bakeware® and Longlife® brands; and in Latin America under the Ana Maria Braga®, Anchor Hocking®, Oneida® and W.A. Rogers® brands. Our customers range from Fortune 500 companies to medium and small-sized companies in the consumer, foodservice, business-to-business and e-commerce channels. We operate two glass manufacturing plants in the U.S., three metal bakeware manufacturing plants in the United Kingdom and source a variety of tableware products from third parties, primarily in Asia and Europe.

The Company’s website can be found at www.everywareglobal.com. All reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, along with our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all other related reports are made available on our Company website under Investor Relations. The Company’s shares are traded on the NASDAQ exchange under the ticker symbol EVRY.

2. BUSINESS COMBINATIONS

On November 1, 2011, Universal Tabletop, Inc. (“Universal”), a subsidiary of EveryWare, acquired 100% of Oneida’s capital stock in a reverse subsidiary merger transaction (the “Oneida Merger”). At the time of the Oneida Merger, Monomoy Capital Partners II, L.P. (“MCP II”) owned all of the outstanding equity of EveryWare. The Oneida Merger was accounted for as a business combination using the purchase method of accounting, with the purchase price allocated to the net assets acquired (assets acquired less liabilities assumed) based on estimated acquisition date fair values. The purchase price paid by Universal to acquire Oneida and related purchase accounting adjustments resulted in a new basis of accounting for the successor entity.

On March 23, 2012, Anchor Holding Inc. (“Anchor Holdings”) merged into EveryWare (the “Anchor Merger”). An affiliate of MCP II owned approximately 93% of the outstanding Anchor equity interests at the time of the Anchor Merger. The Anchor Merger was considered a transaction between entities under common control of Monomoy Capital Management under ASC 805, Business Combinations. As a result, the Anchor Merger did not result in a new basis of accounting and the assets and liabilities of Anchor Holdings, and Oneida Ltd. (“Oneida”), an indirect wholly-owned subsidiary of EveryWare, were reflected at historical cost. Although Anchor Hocking was not the legal acquirer, it was treated as the acquiring entity for accounting purposes. EveryWare’s audited 2012 financial statements reflect the combined activity from Oneida and Anchor for the full year ended December 31, 2012 and EveryWare’s unaudited financial statements for the three and six month periods ended June 30, 2012 reflect the combined activity from Oneida and Anchor for the entire three and six month periods, respectively.

On January 31, 2013, ROI Acquisition Corp. (“ROI”), ROI Merger Sub Corp. (“Merger Sub Corp.”), ROI Merger Sub LLC (“Merger Sub LLC”), and EveryWare Global, Inc. (“Former EveryWare”) entered into a Business Combination Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of Merger Sub Corp. with and into Former EveryWare (the “Business Combination”), with Former EveryWare surviving the merger as a wholly-owned subsidiary of ROI, immediately followed by the merger of Former EveryWare with and into Merger Sub LLC, with Merger Sub LLC surviving the merger as a wholly-owned subsidiary of ROI. On May 21, 2013, the stockholders of ROI approved the Business Combination, and the Business Combination was consummated. In connection with the closing of the Business Combination, ROI changed its name from ROI Acquisition Corp. to EveryWare Global, Inc. (“Company or EveryWare”). Former EveryWare was previously a private company.

On May 21, 2013, pursuant to the Merger Agreement, the Business Combination was consummated. In connection with the Business Combination, the Company redeemed 4,679,627 shares of its common stock pursuant to the terms of the Company’s second amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of $46,741. In the Business Combination, the Company paid the following consideration to the former equity holders of Former EveryWare: (i) $90,000 in aggregate cash consideration, (ii) 12,190,000 shares of our common stock and (iii) 3,500,000 additional shares which are subject to forfeiture in the event that the trading price of our common stock does not exceed certain price targets subsequent to the closing (the “Earnout Shares”).

As of the closing date of the Business Combination, the former equity holders of Former EveryWare owned approximately 71.2% of the outstanding common stock of the Company (including the Earnout Shares), the ROI founders and sponsors owned approximately 16.0% of the outstanding common stock of the Company and the pre-closing ROI public stockholders owned approximately 12.8% of the outstanding common stock of the Company. ROI was incorporated under the laws of the state of Delaware in 2011 for effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving ROI and one or more businesses.

2. BUSINESS COMBINATIONS (continued)

The number of shares of common stock of the Company issued and outstanding immediately following the consummation of the Business Combination is summarized as follows:

Number of Shares
ROI public shares outstanding prior to the Business Combination	7,500,000
ROI founder shares	1,885,000

Total ROI shares outstanding prior to the Business Combination	9,385,000
Less: redemption of ROI public shares	(4,679,627)

Total ROI shares outstanding immediately prior to the effective date of the Business Combination	4,705,373
Common shares issued as consideration to members of Former EveryWare	15,690,000
Common shares issued to sponsor of ROI	1,650,000

Total common shares outstanding at closing, May 21, 2013	22,045,373

As of the Closing Date, there were 22,045,373 shares of common stock of the Company outstanding and warrants exercisable for 5,838,334 shares of common stock. The 22,045,373 includes 4,051,471 of Earnout Shares not yet vested at June 30, 2013. In the event the last sale price of our common stock does not equal or exceed certain price targets subsequent to the closing (as adjusted for stock splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30 trading day period on or prior to the fifth (5th) anniversary of the closing date, each Former EveryWare stockholder would forfeit any and all rights to a pro rata portion of the shares, which are issued at the closing as part of the Earnout Shares. Additionally, the sponsors of ROI were issued Earnout Shares of 267,380 and 284,091, which vest under the same conditions as the Earnout Shares issued to each Former EveryWare stockholder.

	Vesting Triggered at $11.00	Vesting Triggered at $12.50	Vesting Triggered at $15.00
Former EveryWare stockholders	1,000,000	1,250,000	1,250,000
Sponsors of ROI	—	267,380	284,091

Total Earnout Shares	1,000,000	1,517,380	1,534,091

Subsequent to June 30, 2013, on July 15, 2013, 1,000,000 of the Earnout Shares vested due to the trading price of the Company’s common stock exceeding $11.00 per share for the required period. On August 5, 2013, 1,517,380 of the Earnout Shares vested due to the trading price of the Company’s common stock exceeding $12.50 per share for the required period.

2. BUSINESS COMBINATIONS (continued)

Accounting Treatment of Business Combination

Former EveryWare is considered the acquirer for accounting purposes, and has accounted for the Business Combination as a recapitalization because it obtained effective control of ROI. There is no change in control since Former EveryWare’s operations comprises the ongoing operations of the combined entity, its senior management became the senior management of the combined entity, and its former owners own a majority voting interest in the combined entity and are able to elect a majority of the combined entity’s board of directors. Accordingly, the Business Combination does not constitute the acquisition of a business for purposes of ASC 805. As a result, the assets and liabilities of Former EveryWare and ROI are carried at historical cost and the Company has not recorded any step-up in basis or any intangible assets or goodwill as a result of the Business Combination. All direct costs of the Business Combination are offset to additional paid-in-capital. The financial statements presented herein are that of Former EveryWare for all periods prior to the Business Combination.

In the condensed consolidated financial statements, the recapitalization of the number of shares of common stock attributable to Former EveryWare stockholders is reflected retroactively to January 1, 2012. Accordingly, the number of shares of common stock presented as outstanding as of January 1, 2012 totaled 12,190,000 consisting of the number of shares of common stock issued to Former EveryWare stockholders. This number of shares was also used to calculate the Company’s earnings per share for all periods prior to the Business Combination.

The cash flows related to the Business Combination, as reported in the Condensed Consolidated Statement of Cash Flow are summarized as follows:

Amount
Cash in trust at ROI	$75,173
Add: proceeds from issuance of shares	16,500
Less: redemption of ROI public shares	(46,741)
Less: payment to warrant holders	(5,838)

Net cash received from trust in the Merger	$39,094

The Company used the $39,094 of cash received from the ROI trust, together with $69,940 of proceeds from debt incurred in connection with the Business Combination date, to fund the $90,000 payment to Former EveryWare shareholders and pay fees and expenses of $19,034 related to the Business Combination.

On June 18, 2013, the Company completed the acquisition of the Samuel Groves and George Wilkinson business divisions of Metalrax Housewares Limited (“Metalrax”), a U.K. housewares manufacturer and distribution company, for approximately $3,470. This transaction meets the definition of a business combination under the Financial Accounting Standards Board’s (FASB) Accounting Standard Codification (ASC) 805, Business Combinations, (ASC 805). The results of operations from the period of acquisition through the end of the reporting period have been reflected in earnings for the three and six month periods ended June 30, 2013.

Valuations for the intangible assets, property, plant and equipment and inventory have not yet been completed as of the reporting date. We engaged a third party to perform a formal valuation of the intangible assets The financial statements reflect our preliminary estimate of the valuation of the inventory, property plant and equipment and intangible assets we acquired in the transaction. The Company’s estimates have been included in the consolidated balance sheet at June 30, 2013. This acquisition is immaterial to the Company’s consolidated financial statements.

3. SIGNIFICANT ACCOUNTING POLICIES

See our audited financial statements for the year ended December 31, 2012 for a description of significant accounting policies not listed below.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company uses a calendar year ended December 31. All significant inter-company transactions have been eliminated in consolidation. All adjustments considered necessary for a fair presentation have been included in the financial statements.

The consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles. These consolidated financial statements include four reportable segments, as disclosed in Note 12.

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

Foreign Currency Transactions

All balance sheet accounts denominated in a foreign currency are translated into U.S. dollars at the rate of exchange in effect at year-end. All foreign currency translation gains or losses are included in other comprehensive income (loss). Foreign exchange transaction gains or losses are recorded when payments of liabilities are made. The gains or losses resulting from the above are included in the results of operations.

Revenue Recognition

Revenues consist of sales to customers and license fees. Wholesale revenues are recognized when title passes and the risks and rewards of ownership have transferred to the customer. Retail store revenues are recognized at the time of sale. Amounts charged to customers for shipping are recognized in revenues. The Company has established an allowance for merchandise returns and rebates based on historical experience, product sell-through performance by product and by customer, current and historical trends in the tableware industry and changes in demand for its products. A returns reserve is accrued for the estimated sales value of the projected merchandise returns less the estimated related cost of sales. Rebate allowances are estimated and deducted from revenue at the time that revenue is recognized. From time to time, actual results will vary from the estimates that were previously established.

New Accounting Standards

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires companies to present, either in a note or parenthetically on the face of the financial statements; the effect of amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This update is effective for interim and annual reporting periods beginning after December 15, 2012. Required interim disclosures have been made in our Condensed Consolidated Financial Statements at June 30, 2013.

In March 2013, the FASB clarified that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The FASB also clarified that if a business combination is achieved in stages related to a previously held equity method investment (step-acquisition) that is a foreign entity, the amount of accumulated other comprehensive income that is reclassified and included in the calculation of gain or loss as of the acquisition date shall include any foreign currency translation adjustment related to that previously held investment. The amendments are effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. While we do not expect a material impact on the Company’s financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future transactions subject to the amendments.

On July 27, 2012, the FASB issued Accounting Standards Update 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment testing by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. As such, there is the possibility that quantitative assessments would not need to be performed if it is more likely than not that no impairment exists. The Company is required to adopt the provisions of ASU 2012-02, which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material impact on the Company’s financial position or results of operations.

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which amends FASB Topic ASC 350, Intangible Assets-Goodwill and Other. Under ASU No. 2011-08, an entity may elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. ASU No. 2011-08 was effective on January 1, 2012. The adoption of ASU No. 2011-08 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements, in U.S. GAAP and International Financial Reporting Standards (IFRS), which amends FASB Topic ASC 820, Fair value measurement. ASU No. 2011-04 modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU No. 2011-04 was effective on January 1, 2012. The adoption of ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial statements.

4. INVENTORIES

Inventories by major classification are as follows:

	June 30,	December 31,
	2013	2012
Finished goods and in-transit	$107,804	$89,765
Work in progress	26,595	21,376
Raw materials	5,865	4,076

Total	140,264	115,217
Less reserves	(6,667)	(7,238)

Total inventory, net	$133,597	$107,979

5. DEBT

The following table is a summary of the long-term debt at June 30, 2013 and December 31, 2012, respectively:

			June 30,	December 31,
Short Term Debt Instrument	Interest Rate	Maturity Date	2013	2012
U.K. short term borrowing	floating	annual renewal	$1,572	$1,248

Long Term Debt Instruments			2013	2012
Universal Term Loan	floating	May 21, 2020	$250,000	$—
Universal ABL revolving credit facility	floating	May 21, 2018	26,881	—
Universal Term Loan	floating	refinanced on May 21, 2013	—	145,000
Universal revolving credit facility	floating	refinanced on May 21, 2013	—	35,175
Note payable—PBGC	4.50%	December 31, 2015	900	1,200
Capitalized leases	various fixed		313	466

Total Long-Term Debt			278,094	181,841
Less: Current Portion			(2,783)	(10,774)

Long-Term Debt			$275,311	$171,067

U.S. Credit Agreements

The refinanced Term Loan facility completed on May 21, 2013 was syndicated by Deutsche Bank AG as administrative agent for the syndicated lenders. The principal amount of the Term Loan is $250,000 and it has a maturity date of May 21, 2020. The Term Loan is guaranteed by our wholly-owned U.S. subsidiary Universal Tabletop, Inc. (Universal), and its domestic subsidiaries. The Term Loan is secured on first-priority basis by the assets of Universal and its domestic subsidiaries, other than with respect to the assets securing the ABL facility, which secure the Term Loan facility on a second-priority basis. Principal amortization is payable in consecutive quarterly installments beginning September 30, 2013 in the amount of 0.25% of the amount of Term Loan outstanding at such date until maturity. The Company is also obligated to make mandatory prepayments upon the occurrence of certain events, including additional debt issuances, common and preferred stock issuances, certain asset sales and excess cash flow generation. The Term Loan has an accordion provision that allows the Company to automatically borrow an additional $50,000 subject to certain conditions. At the Company’s option, borrowings under the Term Loan bear interest at either: (i) Eurodollar Rate or (ii) the Base Rate (which means for any day, a rate per annum equal to the greatest of: (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Eurodollar Rate for a one month interest period plus 1.00%; provided that the Base Rate will be deemed to be no less than 2.25%). The Term Loan has a Eurodollar Rate floor of 1.25%. For Eurodollar Rate and Base Rate borrowings, respectively, the applicable interest rate margin is a fixed 6.25% and 5.25%. In connection with the refinancing of the term loan, the company capitalized deferred financing fees of $8,601 and wrote off $6,194 associated with the former debt refinanced.

The second amendment on May 21, 2013 to our ABL facility provides borrowings for general corporate purposes having a maximum commitment of $50,000 and a $20,000 sub-limit for letters of credit and a swing line sublimit equal to the greater of $5,000 or 10% of the maximum credit. The facility matures on May 21, 2018. At the election of the Company, the ABL facility provides for additional commitment of up to $25,000. Availability under the ABL facility is subject to an asset borrowing formula based on eligible accounts receivable and inventory. At June 30, 2013, the Company had excess availability under the ABL facility of $13,779 to be drawn upon as needed (reduced by $9,340 of outstanding standby letters of credit) with a blended interest rate of 2.55%. The ABL facility is guaranteed by our wholly-owned U.S. subsidiary, Universal, and its domestic subsidiaries. The ABL facility is secured on a first-priority basis by certain current assets, such as accounts receivable, inventory, cash, securities, deposit accounts and securities accounts. Borrowings under the ABL facility bear interest at either: (i) LIBO Rate or (ii) the Base Rate (which means for any day, a rate per annum equal to the greater of: (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the LIBO Rate plus 1.0%). In addition, the facilities have applicable interest rate margins. For LIBO Rate and Base Rate borrowings, the margin is determined according to an availability matrix. The margin at June 30, 2013 was 1.75% and 0.75% for LIBO and Base Rate, respectively. In connection with the amended credit facility, the Company capitalized deferred financing fees of $245 and wrote off $294.

Each of the ABL and Term Loan facilities contain customary operating and financial conditions and covenants, including but not limited to restrictions on additional indebtedness, mergers and acquisitions, liens, investments, issuances of capital stock and dividends. In addition, the Term Loan facility requires that a maximum leverage ratio and minimum interest coverage ratio be maintained. The ABL facility requires that a certain minimum fixed charge coverage ratio be maintained if adjusted availability (as defined under the agreement) is below 12.5% of the Maximum Revolver Amount, or $6,250 at June 30, 2013. At June 30, 2013, the fixed charge coverage ratio covenant under the ABL facility was not operative as availability was greater than $6,250. Failure to satisfy any of the covenants could result in an event of default that could result in an inability to access the funds necessary to fund the Company’s operations. We were in compliance with all legal and financial covenants as of June 30, 2013.

PBGC Promissory Note

On September 15, 2006, Oneida issued a $3,000 promissory note to the Pension Benefit Guaranty Corporation (PBGC) payable in equal installments annually over 10 years. At June 30, 2013, $900 was outstanding on the promissory note. Interest with respect to the promissory note is paid annually at a rate of 4.5%.

U.K. Short Term Borrowing

We maintain a Sterling-denominated borrowing facility to support working capital requirements at our U.K. subsidiary operations. This facility is collateralized by U.K. subsidiary trade accounts receivable. The advance rate is 80% of eligible trade accounts receivable with a maximum borrowing limit £1,400 ($2,129). Assuming there is no event of default, the facility automatically renews annually. Interest on the facility is 2.40% margin plus Barclays Bank base rate (0.50% at June 30, 2013). As of June 30, 2013, borrowings outstanding under the facility were £1,033 ($1,572). A separate agreement with Barclays Bank provides for a standby letter of credit facility of up to £200 ($304). As of June 30, 2013, £200 ($304) of standby letters of credit was issued to beneficiaries under this facility.

6. INCOME TAXES

The Company accounts for taxes under the liability method of computing deferred income taxes. Under the liability method, deferred income taxes are based on the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities and are adjusted for tax rate changes as they occur. Deferred tax assets are reduced by valuation allowances to the extent their realization is uncertain.

The following table summarizes the Company’s provision for income taxes and the related effective tax rates:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Income (loss) before income taxes	$(2,862)	$4,217	$(1,763)	$(3,106)
Income tax expense (benefit)	(662)	1,635	240	595
Effective tax rate	23.1%	38.8%	-13.6%	-19.2%

For the three months ended June 30, 2013, the Company recorded a 23.1% effective tax rate compared to 38.8% for the three months ended June 30, 2012. The tax rate for the three months ended June 30, 2013 differs from the U.S. statutory tax rate of 35% mainly due to the continued recognition of a full valuation allowances in certain foreign jurisdictions and the release of $310 of reserve for uncertain tax positions no longer needed. The tax rate for the six months ended June 30, 2013 differs from the U.S. statutory rate mainly due to the continued recognition of a full valuation allowances in the certain foreign jurisdictions and mix of earnings. For the three and six months ended June 30, 2012, the Company had reflected a full valuation allowance against all of its U.K., Mexico and China net deferred tax assets. At December 31, 2012, the Company determined that a partial valuation allowance should be recorded against its U.S. net deferred tax assets while a full valuation allowance would continue against the foreign jurisdiction net deferred tax assets. For the three and six months ended June 30, 2013, there was no change in the U.S. valuation allowance, however we continued to provide a full valuation allowance against pre-tax book losses incurred in the aforementioned foreign jurisdictions. The Company will continue to record a valuation allowance until it is more likely than not the deferred income tax assets will be realized. We will continue to monitor and assess the need for these valuation allowances in each jurisdiction on a quarterly basis.

7. RETIREMENT BENEFIT PLANS

Funded Pension Plans

The Company maintains various defined benefit pension plans with the Oneida subsidiaries. Oneida has two U.S. based defined benefit pension plans covering the former (a) salaried, and (b) union employees of Buffalo China, Inc., a subsidiary located in the U.S. Additionally, Oneida maintains a defined benefit pension plan covering the employees of its United Kingdom subsidiary. Oneida also offers defined contribution plans to employees of its United Kingdom and Canadian subsidiary, as well as other similar benefits to employees of the Chinese and Mexican subsidiaries. The Company also offers a 401(k) savings plan to all Company domestic employees.

7. RETIREMENT BENEFIT PLANS (continued)

The net periodic pension cost for the Company’s qualified defined pension plans were:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2013	2012	2013	2012
Three months ended June 30,
Service cost	$—	$—	$3	$4
Interest cost	277	279	54	59
Expected return on plan assets	(338)	(312)	(87)	(84)

Net periodic pension (benefit)	$(61)	$(33)	$(30)	$(21)

	U.S. Pension Plans		Non-U.S. Pension Plans
	2013	2012	2013	2012
Six months ended June 30,
Service cost	$—	$—	$6	$8
Interest cost	554	558	108	119
Expected return on plan assets	(677)	(625)	(174)	(167)

Net periodic pension (benefit)	$(123)	$(67)	$(60)	$(40)

Non Funded Pension Plans

The Company maintains two non-qualified unfunded plans designed to provide additional retirement benefits to former executives of its Oneida subsidiary; the Supplemental Executive Retirement Plan (SERP) and the Restoration Plan.

Upon retirement, SERP participants receive an annual retirement allowance, as defined by the plan, less amounts paid under the qualified retirement plan, social security and retirement allowances from previous employers. All participants under this plan are currently retired. The Restoration Plan benefit is designed similar to the SERP. This plan was frozen during 2005 and benefits for employees not vested were terminated.

The net periodic pension cost for the Company’s non-qualified U.S. pension plans was:

	SERP		Restoration Plan
	2013	2012	2013	2012
Three months ended June 30,
Service cost	$—	$—	$—	$—
Interest cost	15	15	89	16

Net periodic pension cost	$15	$15	$89	$16

	SERP		Restoration Plan
	2013	2012	2013	2012
Six months ended June 30,
Service cost	$—	$—	$—	$—
Interest cost	30	30	178	33

Net periodic pension cost	$30	$30	$178	$33

7. RETIREMENT BENEFIT PLANS (continued)

Post Retirement Plans

The Company maintains various post retirement plans with the Anchor and Oneida subsidiaries. Anchor agreed to acquire the Accumulated Post-retirement Benefit Obligations for the contractual postretirement benefit (the “Plan”) due to collective bargaining employees at the Monaca facility. The Plan provides 100% coverage, after retirement, on hospital, surgical, physician, and diagnostic services subject to a $5 lifetime maximum. Oneida maintains a postretirement medical, drug and life insurance plan for employees of its Canadian subsidiary and post retirement life insurance for its domestic subsidiaries.

The net periodic pension cost for the Company’s U.S and non-U.S. qualified defined benefit and postretirement plans were as follows:

	U.S. Post Retirement Plans		Non U.S. Post Retirement Plans
	2013	2012	2013	2012
Three months ended June 30,
Service cost	$7	$7	$—	$—
Interest cost	5	5	4	4
Expected return on plan assets	—	—	—	—
Net amortization	(8)	(8)	3	3

Net periodic pension cost	$4	$4	$7	$7

	U.S. Post Retirement Plans		Non U.S. Post Retirement Plans
	2013	2012	2013	2012
Six months ended June 30,
Service cost	$14	$14	$—	$—
Interest cost	10	10	7	7
Expected return on plan assets	—	—	—	—
Net amortization	(15)	(15)	5	5

Net periodic pension cost	$9	$9	$12	$12

Deferred Compensation Plan

The Company maintains a deferred compensation plan for select employees who elect to defer a certain percentage of annual salary, although deferrals to the plan have been suspended. This plan is a company obligation and does not match any contributions. Each participant earns interest based upon the Moody’s Baa corporate bond rate, adjusted quarterly, on their respective deferred compensation balance. Upon retirement or termination, participants are generally paid out in monthly installments over 10 years.

8. COMMITMENTS AND CONTINGENCIES

The Company is involved in various routine legal proceedings incidental to the operation of its business. The Company does not believe that it is reasonably possible that any ongoing or pending litigation will have a material effect on the future financial position, net income or cash flows of the Company. Notwithstanding the foregoing, legal proceedings involve an element of uncertainty. Future developments could cause these legal proceedings to have a material adverse effect on the Company’s future financial statements.

The Company’s Buffalo China, Inc. subsidiary (Buffalo China) entered into a Brownfield Program clean up agreement in 2008 with the New York State Department of Environmental Conservation (NYS DEC) for the former Buffalo China manufacturing facility in Buffalo, New York. Buffalo China retained liability for the clean-up when it sold the facility to the Niagara Ceramics Corporation. In December 2012, the Company received the Certificate of Completion from NYS DEC. The site is now in the post-cleanup monitoring phase. An accrual of $278 and $382, representing testing and other ongoing annual compliance costs, was reflected in accrued liabilities at June 30, 2013 and December 31, 2012, respectively.

In June 2006, the Phase I and II studies of the Company’s former Knife Plant facility located in Oneida, New York, prepared in connection with the sale of that facility, discovered a reportable event relative to the presence of asbestos, ancient petroleum and volatile organic compounds contamination. The Company entered into a Brownfield Program agreement with the NYS DEC regarding the cleanup of this facility. In April 2013, the Company filed its remedial action work plan with the NYS DEC. An accrual of $1,555 and $1,603, representing the estimated future costs to remediate the site, was reflected in accrued liabilities at June 30, 2013 and December 31, 2012, respectively.

The Company is party to collective bargaining agreements that cover most of its manufacturing employees. The Company recently ratified and signed a five year bargaining contract covering hourly production and maintenance employees at its Monaca, Pennsylvania facility until September 2017. In addition, our Lancaster, Ohio manufacturing facility is subject to collective bargaining agreements that expire on September 30, 2013.

The Company leases numerous retail outlet stores, warehouses and office facilities. All leases are recognized on a straight-line basis over the minimum lease term.

9. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (ASC 820), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term maturities. For intangible assets, the Company used a relief from royalty method to estimate the fair value. For goodwill, the Company used a combination of discounted cash flows, and a market comparable analysis to estimate fair value. The carrying amounts of long term debt approximate fair value based on interest rates currently available for instruments with similar terms.

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described as follows:

•	Level 1 – Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the final instruments.

•	Level 3 – Valuation is based upon other unobservable inputs that are significant to the fair value measurements.

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The following table presents the Company’s assets (liabilities) measured at fair value on a recurring basis under ASC 820-10 at June 30, 2013 and December 31, 2012.

	December 31,	Fair Value Measurements Using
	2012	Level 1	Level 2	Level 3
Asset (liability):
Foreign currency futures	$65	$—	$65	$—
Natural gas futures	(1,960)	—	(1,960)	—

	June 30,	Fair Value Measurements Using
	2013	Level 1	Level 2	Level 3
Asset (liability):
Foreign currency futures	$65	$—	$65	$—
Natural gas futures	(703)	—	(703)	—

The Company accounts for derivatives in accordance with FASB ASC 815 Derivatives and Hedging (ASC 815). The Company utilizes derivative financial instruments to hedge commodity price risks associated with natural gas requirements, and foreign exchange rate risks associated with the effects of foreign currency fluctuations. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The natural gas commodity price hedges qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationship involving these derivative instruments. Any hedges that do not qualify as highly effective or if the Company does not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Cash flows from foreign exchange contracts do not meet hedge requirements and are classified as an operating activity.

Derivative contracts are valued using quoted market prices and significant observable and unobservable inputs. The Company uses derivative instruments to minimize our exposure to fluctuations in foreign currency exchange rates and the cost of natural gas. The Company’s derivative instruments primarily include foreign currency forward agreements related to certain forecasted inventory purchases from suppliers and usage of natural gas in production of finished goods.

The fair value for our foreign currency derivative contracts are obtained by comparing our contract rate to a published forward price of the underlying market rate, which is based on market rates for comparable transactions and are classified within Level 2 of the fair value hierarchy.

Foreign exchange contracts are based on quoted prices for similar assets and liabilities in active markets. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

10. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerators for earnings per share:
Net income (loss) available to common stockholders	$(2,200)	$2,582	$(2,003)	$(3,701)
Denominator for basic earnings per share:
Weighted average shares outstanding	14,741,166	12,190,000	13,472,630	12,190,000
Denominator for diluted earnings per share:
Effect of stock options	—	—	—	—
Effect of warrants	—	—	—	—

Adjusted weighted average shares outstanding	14,741,166	12,190,000	13,472,630	12,190,000
Basic net income (loss) per share	$(0.15)	$0.21	$(0.15)	$(0.30)
Diluted net income (loss) per share	$(0.15)	$0.21	$(0.15)	$(0.30)

Dilutive shares would include the impact of any in-the-money warrants or stock options issued, which are calculated based on the weighted average share price for each period using the treasury stock method. Under the treasury stock method, proceeds that hypothetically would be received from the exercise of all in-the-money shares are assumed to be used to repurchase shares. For the three and six months ended June 30, 2013 and June 30, 2012, respectively, no warrants that have been issued were in-the-money, or were there options issued that have vested, therefore there is no dilutive impact. Earnout shares of 4,051,471 have not been considered in the basic or diluted per share calculation since they have not vested as of June 30, 2013.

The Company has issued 11,676,667 of warrants, which are exercisable for 5,883,334 shares of common stock at $6.00 per half share.

11. STOCK BASED COMPENSATION

Stock-based compensation is accounted for in accordance with FASB ASC Topic 718, Compensation – Stock Compensation (ASC 718) and FASB ASC Topic 505-50, Equity – Equity Based Payment to Non-Employees (ASC 505-50), which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of operations over the requisite service periods. The Company uses the straight-line method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For stock options granted in 2012 and 2013, the compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718.

	For the three months ended		For the six months ended
	June 30, 2013		June 30, 2013
	2013	2012	2013	2012
Stock-based compensation expense	$39	$—	$78	$—

In 2012, the Company adopted the EveryWare Global, Inc. 2012 Stock Option Plan (the “2012 Plan”). The provisions of the 2012 Plan allow the awarding of nonqualified stock options on the Company’s Nonvoting Common Stock to key employees and directors. Shares authorized and issued under the 2012 plan have been converted to equivalent shares due to the Business Combination. The aggregate number of options on the Company’s Nonvoting Common Stock that may be granted under the 2012 Plan may not exceed 1,354,993 shares. In 2012, options to acquire

583,635.51 shares of Nonvoting Common Stock were issued to certain senior executives and members of the Board of Directors. Of these, 233,454.20 are subject to time vesting conditions and 350,181.31 are subject to performance vesting conditions. Time vesting options vest ratably and become exercisable over a period of five years from the date of grant; however, time vesting options will accelerate and vest and become exercisable upon the consummation of certain change of control transactions. Performance vesting options vest on the achievement of certain net investment return thresholds of Former EveryWare stockholders and become exercisable only upon the achievement of these investment return thresholds and the consummation of certain change of control transactions. The Business Combination did not result in a change in control with regard to the time vested or performance options. Each of the options expires 10 years after its date of grant. There have been no forfeitures during the period.

In 2013, the Company adopted the EveryWare Global, Inc. 2013 Omnibus Incentive Compensation Plan (the “2013 Plan”). The provisions of the 2013 Plan allow the awarding of a variety of stock award types. The aggregate number of options of Company Common Stock that may be granted under the 2013 Plan may not exceed 870,000 shares. On June 12, 2013, the Company awarded 195,675.72 non-qualified Common Stock options to certain key employees. All of the options issued are subject time vesting ratably and become exercisable over a period of five years from the date of grant. Options granted under the 2013 Plan are not subject to accelerated vesting or become exercisable upon the consummation of any change of control transaction. Each of the options expires 10 years after its date of grant. There have been no forfeitures during the period.

12. OPERATIONS BY SEGMENT

We conduct our business through the following reportable segments: consumer, foodservice, specialty and international business. The classifications are defined as follows:

•	Consumer – the consumer segment sells directly to a broad base of retail channels including department stores, mass merchandisers and chain stores.

•	Foodservice – the foodservice segment sells directly or through distributors to foodservice operations, including hotels, restaurants, airlines, cruise lines, schools, and healthcare facilities.

•	Specialty – the specialty segment offers glass-based products to candle/floral wholesale, direct sell, industrial, lighting and wine/spirits customers.

•

International – our international segment provides the full portfolio of Company product offerings to a variety of distributors, foodservice operations and retail outlets outside of the U.S. and Canada. The Company’s most significant International location is in the United Kingdom.

The accounting policies of the reportable segments are the same as those described in Note 3. The Company evaluates the performance of its segments based on revenue, and measure segment performance based upon segment (loss) income before taxes before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, other income/expenses and interest expense (“segment contribution”).

Given the nature of the Company’s operations, the Company does not categorize and manage assets by reportable segment but rather on a Company-wide level.

12. OPERATIONS BY SEGMENT (continued)

The following information provides operating information about the Company’s reportable segments:

	Three months ended June 30,
	2013	2012
Net sales
Consumer	$30,323	$32,000
Foodservice	34,299	34,396
Specialty	25,424	22,944
International	9,190	7,340

Total Segment net sales	99,236	96,680
License fees	1,613	1,685

Total revenues	$100,849	$98,365

Segment contribution before unallocated costs
Consumer	$3,748	$3,873
Foodservice	9,017	8,522
Specialty	3,591	3,246
International	340	1,234

Total Segment contribution	16,696	16,875

Unallocated manufacturing costs	(2,554)	(4,931)
Unallocated selling, distribution and administrative costs	9,318	12,169
Gain on asset disposal	(4)	—
Other expense, net	149	1,825
Interest expense	12,649	3,595

(Loss) income before income taxes	$(2,862)	$4,217

12. OPERATIONS BY SEGMENT (continued)

	Six months ended June 30,
	2013	2012
Net sales
Consumer	$65,067	$64,740
Foodservice	65,078	64,292
Specialty	48,826	46,199
International	17,996	16,124

Total Segment net sales	196,967	191,355
License fees	3,222	3,405

Total revenues	$200,189	$194,760

Segment contribution before unallocated costs
Consumer	$7,170	$9,261
Foodservice	16,833	14,601
Specialty	6,681	6,520
International	1,059	2,930

Total Segment contribution	31,743	33,312

Unallocated manufacturing costs	(4,357)	(4,920)
Unallocated selling, distribution and administrative costs	20,861	26,156
(Gain) loss on asset disposal	(4)	160
Other expense, net	218	1,608
Interest expense	16,788	13,414

Loss before income taxes	$(1,763)	$(3,106)

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Form 10-Q and our audited financial statements and the related notes filed with the Securities and Exchange Commission on Form 8-K on May 21, 2013 (the “Form 8-K”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in “Part II, Item 1A. Risk Factors.”

Overview

EveryWare is a leading global marketer of tabletop and food preparation products for the consumer and foodservice markets. We operate our business in four segments: consumer, foodservice, specialty and international. International includes all countries in which we operate other than the U.S. and Canada.

We offer a comprehensive line of tabletop and food preparation products, such as bakeware, beverageware, serveware, storageware, flatware, dinnerware, crystal, buffetware and hollowware; premium spirit bottles; cookware; gadgets; candle and floral glass containers; and other kitchen products. We market our products globally under the Anchor Hocking®, Anchor®, Anchor Home®, FireKing®, Oneida®, Buffalo China®, Delco® and Sant’ Andrea® brands; in Europe under the Viners®, Mermaid®, Great British Bakeware® and Longlife® brands; and in Latin America under the Ana Maria Braga®, Anchor Hocking®, Oneida® and W.A. Rogers® brands. Our customers range from Fortune 500 companies to medium and small-sized companies in the consumer, foodservice, business-to-business and e-commerce channels. We operate two glass manufacturing plants in the U.S., three metal bakeware manufacturing plants in the United Kingdom and source a variety of tableware products from third parties, primarily in Asia and Europe.

Basis of Presentation

Unless the context otherwise requires, “we,” “us,” “our,” “EveryWare” and the “Company” refer to the combined company and its subsidiaries, “ROI” refers to the registrant prior to the closing and “Former EveryWare” refers to the former EveryWare Global, Inc. before it became our wholly owned subsidiary upon the closing.

Oneida Acquisition

On November 1, 2011, Universal Tabletop, Inc. (“Universal”), a subsidiary of EveryWare, acquired 100% of Oneida’s capital stock in a reverse subsidiary merger transaction (the “Oneida Merger”). At the time of the Oneida Merger, Monomoy Capital Partners II, L.P. (“MCP II”) owned all of the outstanding equity of EveryWare. The Oneida Merger was accounted for as a business combination using the purchase method of accounting, with the purchase price allocated to the net assets acquired (assets acquired less liabilities assumed) based on estimated acquisition date fair values. The purchase price paid by Universal to acquire Oneida and related purchase accounting adjustments resulted in a new basis of accounting for the successor entity.

Combination of Anchor Hocking and Oneida

On March 23, 2012, Anchor Holding Inc. (“Anchor Holdings”) merged into EveryWare (the “Anchor Merger”). An affiliate of MCP II owned approximately 93% of the outstanding Anchor equity interests at the time of the Anchor Merger. The Anchor Merger was considered a transaction between entities under common control of Monomoy Capital Management under ASC 805, Business Combinations. As a result, the Anchor Merger did not result in a new basis of accounting and the assets and liabilities of Anchor Holdings, and Oneida Ltd. (“Oneida”), an indirect wholly-owned subsidiary of EveryWare, were reflected at historical cost. Although Anchor Hocking was not the legal acquirer, it was treated as the acquiring entity for accounting purposes. EveryWare’s audited 2012 financial statements reflect the combined activity from Oneida and Anchor for the full year ended December 31, 2012 and EveryWare’s unaudited financial statements for the three and six month periods ended June 30, 2012 reflect the combined activity from Oneida and Anchor for the entire three and six month periods, respectively.

Business Combination with ROI

On May 21, 2013, we completed a business combination (the “Business Combination”) between ROI Acquisition Corp. (“ROI”) and EveryWare Global, Inc. (“Former EveryWare”). As part of the Business Combination, Former EveryWare became a wholly-owned subsidiary of ROI and converted to a limited liability company and ROI changed its name to EveryWare Global, Inc. In connection with the closing, we redeemed a total of 4,679,627 shares of common stock pursuant to the terms of our pre-merger charter, resulting in a total payment to redeeming stockholders of $46.7 million. In the Business Combination, we paid the following consideration to the former equity holders of Former EveryWare: (i) $90.0 million in aggregate cash consideration, (ii) 12,190,000 shares of common stock and (iii) 3,500,000 additional shares of common stock that are subject to forfeiture in the event that the trading price of our common stock does not exceed certain price targets subsequent to the closing (the “Earnout Shares”). Additionally, the sponsors of ROI hold 267,380 and 284,091 Earnout Shares that vest at $12.50 and $15.00, respectively, under the same conditions as the Earnout Shares issued to the Former EveryWare stockholders. Subsequent to June 30, 2013, on July 15, 2013, 1,000,000 of the Earnout Shares vested due to the trading price of the Company’s common stock exceeding $11.00 per share for the required period. On August 5, 2013, 1,517,380 of the Earnout Shares vested due to the trading price of the Company’s common stock exceeding $12.50 per share for the required period.

Management has concluded that Former EveryWare was the accounting acquirer based on its evaluation of the facts and circumstances of the acquisition, and has accounted for the Business Combination as a recapitalization. See Note (2) to our Unaudited Condensed Consolidated Financial Statements filed with this Form 10-Q.

In connection with the closing, we entered into an amendment to our Warrant Agreement , which reduced by 50% the number of shares of common stock for which the warrants are exercisable (so that each warrant is exercisable for one-half share instead of one share), with the warrant price being reduced proportionately to $6.00 per half share, provided that each warrant would be entitled to receive a cash distribution of $0.50 per warrant as soon as reasonably practicable following the closing of the Business Combination, and made certain other amendments. In addition, we issued as aggregate of 1,650,000 shares of common stock at a price of $10.00 per share to Clinton Magnolia Master Fund, Ltd. and one of our affiliates.

Strategic Events During the Second Quarter

On December 31, 2012, our agreement with Productos Inoxidables Para La Industria S.A. DE C.V. (“Prodinox”) expired. Under the terms of former agreement with Prodinox, we licensed the Oneida® and W.A. Rogers® brands for the retail channel in the Mexican market to Prodinox. As a consequence of the Prodinox agreement expiring, we are transitioning this business in-house and we intend to actively market and sell our formerly licensed brands directly in the retail sales channel in Mexico.

On June 18, 2013, the Company completed the acquisition of the Samuel Groves and George Wilkinson business divisions of Metalrax Housewares Limited (“Metalrax”), a U.K. housewares manufacturer and distribution company, for approximately $3,470. This transaction meets the definition of a business combination under the Financial Accounting Standards Board’s (FASB) Accounting Standard Codification (ASC) 805, Business Combinations, (ASC 805). The results of operations from the period of acquisition through the end of the reporting period have been reflected in earnings for the three and six month periods ended June 30, 2013.

Valuations for the intangible assets, property, plant and equipment and inventory have not yet been completed as of the reporting date. We engaged a third party to perform a formal valuation of the intangible assets The financial statements reflect our preliminary estimate of the valuation of the inventory, property plant and equipment and intangible assets we acquired in the transaction. The Company’s estimates have been included in the consolidated balance sheet at June 30, 2013. This acquisition is immaterial to the Company’s consolidated financial statements.

On July 22, 2013, we entered into a licensing agreement with Ana Maria Braga in Brazil. Our agreement with Ms. Braga permits EveryWare products to be branded and sold under the well-known Ana Maria Braga brand name and establishes a foothold for us in the Brazilian tabletop market. Ms. Braga is a popular television personality in Brazil with strong brand recognition and a large following on both television and online.

Factors that Impact Operating Results

Macroeconomic Factors Impacting Revenue

EveryWare’s operations and financial performance are directly impacted by changes in the retail and foodservice industries, which in turn are impacted by changes in the global economy. The retail and foodservice industries are directly affected by general economic factors including recession, inflation, deflation, new home sales and housing starts, levels of disposable income, consumer credit availability, consumer debt levels, unemployment trends and other matters that influence consumer spending. Any significant downturn in the global economy may significantly lower consumer discretionary spending, which may in turn lower the demand for EveryWare’s products, particularly in EveryWare’s consumer segment.

In particular, demand for our consumer products is correlated to the strength of the housing industry because consumers are more likely to purchase tabletop, food preparation and pantry products in connection with purchasing a new home. When home sales and housing starts are weak, demand for our products can be adversely affected. Expenditures in the foodservice industry are also affected by discretionary spending levels and may decline during a general economic downturn. Hotels, airlines and restaurants are less likely to invest in new flatware, dinnerware, barware, hollowware and banquetware when there is a slowdown in their industry. For example, demand for EveryWare’s products in both the retail and foodservice businesses, which are critical to EveryWare’s success, was significantly impacted by the global economic recession in 2008 and 2009. During the recession, restaurants delayed capital expenditures, which we believe will create significant pent-up demand as the restaurant industry continues to recover.

Trends

Market conditions in North America have gradually improved in 2013; however the continued stagnant economic conditions in Western Europe presents challenges to achieving our growth goals in our International segment. Volume growth in the consumer and foodservice segments and lower input cost contributed to our improved performance in the first half of 2013. For the second half of 2013, we anticipate an increase in volumes versus the prior year, reflecting modest economic growth benefiting from the stabilization of the housing market and favorable economic conditions generally. We continue to manage our cost structure and leverage our global footprint in an effort to improve profitability for the year.

Key Components of EveryWare’s Consolidated Statements of Operations

Revenues

We derive our revenue from the sale of tabletop, food preparation, specialty glass products and license fees. Net sales represent total charges to customers, excluding rebates, allowances, charge-backs and other credits and include freight charged to customers as applicable. Our license revenue results from royalty payments from licensing our ONEIDA brand to third-parties, with the majority of our license revenue coming from one licensee, Robinson Home Products, Inc. A total of $1.6 million and $1.7 million in license fees were received by us for the quarters ended June 30, 2013 and 2012, respectively. A total of $3.2 million and $3.4 million in license fees were received by us for the six months ended June 30, 2013 and 2012, respectively. See Note (3) to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a description of our revenue recognition policies.

Revenue “excluding currency fluctuations” in this Management’s Discussion & Analysis of Financial Condition and Results of Operations is calculated by translating current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance.

Costs and Expenses

Cost of sales includes product costs such as products purchased for resale, material costs such as raw materials and supplies, direct and indirect labor and overhead, and freight costs. Cost of sales also includes license fees paid to owners of intellectual property used in our products, and royalty payments or commissions paid to secure product design rights. Gross margin is defined as total revenues less cost of sales.

Operating expenses include selling, distribution and administrative expense, which includes selling, distribution and administrative salaries and expenses, as well as related employee benefits and travel expenses, promotional expenses, operating supplies in distribution, warehousing costs, advertising costs, professional fees, transaction costs and management fees.

Results of Operations

The table below sets forth EveryWare’s results of operations for the three and six month periods ended June 30, 2013 and 2012.

	Three Months ended June 30,		Six Months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Statements of Operations Information:
Total revenue	$100,849	$98,365	$200,189	$194,760
Cost of sales	72,706	67,957	146,211	139,310

Gross margin	28,143	30,408	53,978	55,450
Operating expenses:
Selling, distribution and administrative expense	18,331	20,771	38,859	43,374
Restructuring and other expense	(124)	—	(124)	160

Total operating expenses	18,207	20,771	38,735	43,534
Income from operations	9,936	9,637	15,243	11,916
Other (income) expense	149	1,825	218	1,608
Interest expense including amortization of deferred finance costs	12,649	3,595	16,788	13,414

(Loss) income before income taxes	(2,862)	4,217	(1,763)	(3,106)
Income tax (benefit) expense	(662)	1,635	240	595

Net (loss) income	$(2,200)	$2,582	$(2,003)	$(3,701)

EBITDA(1)	$13,769	$11,520	$22,896	$17,293
Adjusted EBITDA(1)	$16,007	$16,333	$27,476	$26,573

(1)	For a reconciliation from our net (loss) income to EBITDA and Adjusted EBITDA, see the reconciliation table below.

The table below sets forth EveryWare’s results of operations for the three and six month periods ended June 30, 2013 and 2012 as a percentage of total revenue.

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Statements of Operations Information:
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.1	69.1	73.0	71.5

Gross margin	27.9	30.9	27.0	28.5
Operating expenses:
Selling, distribution and administrative expense	18.2	21.1	19.4	22.3
Restructuring and other expense	(0.1)	—	(0.1)	0.1

Total operating expenses	18.1	21.1	19.3	22.4
Income from operations	9.9	9.8	7.6	6.1
Other (income) expense	0.1	1.9	0.1	0.8
Interest expense including amortization of deferred finance costs	12.5	3.7	8.4	6.9

(Loss) income before income taxes	(2.8)	4.3	(0.9)	(1.6)
Income tax (benefit) expense	(0.7)	1.7	0.1	0.3

Net (loss) income	(2.2)%	2.6%	(1.0)%	(1.9)%

EBITDA(1)	13.7%	11.7%	11.4%	8.9%
Adjusted EBITDA(1)	15.9%	16.6%	13.7%	13.6%

(1)	For a reconciliation from our net (loss) income to EBITDA and Adjusted EBITDA, see the reconciliation table below.

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus:

•	certain restructuring expenses

•	certain acquisition/merger-related transaction fees

•	inventory adjustments

•	management fees and reimbursed expenses paid to our equity sponsor, and

•	certain other adjustments for foreign exchange gains and losses and non-cash compensation expense that management believes are not representative of our core operating performance.

We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses EBITDA and Adjusted EBITDA to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. These measures are used in monthly financial reports prepared for management and our board of directors. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other consumer products companies, many of which present similar non-GAAP financial measures to investors. Management does not consider EBITDA or Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of EBITDA and Adjusted EBITDA is that they exclude significant expenses and income that are required by GAAP to be recorded in the company’s financial statements. In addition, Adjusted EBITDA is subject to inherent limitations as it reflects the exercise of judgments by management about which expenses and income are excluded or included in determining Adjusted EBITDA. In order to compensate for these limitations, management presents EBITDA and Adjusted EBITDA in connection with GAAP results. You should review the reconciliation of net income (less) to EBITDA and Adjusted EBITDA below, and not rely on any single financial measure to evaluate EveryWare’s business.

The table below sets forth reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012:

	Three Months ended June 30,		Six Months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
EBITDA Reconciliation
Net (Loss) Income	$(2,200)	$2,582	$(2,003)	$(3,701)
Interest expense, net	12,649	3,595	16,788	13,414
Income taxes	(662)	1,635	240	595
Depreciation	2,962	2,456	5,833	4,835
Amortization	1,020	1,252	2,038	2,150

EBITDA	$13,769	$11,520	$22,896	$17,293
Restructuring (a)	954	916	1,170	3,214
Acquisition/merger-related transaction fees (b)	156	2,689	820	3,108
Inventory writedown (c)	395	379	658	1,324
Management fees (d)	370	690	1,140	1,394
Other (e)	363	139	792	240

Adjusted EBITDA	$16,007	$16,333	$27,476	$26,573

a)	For the three months and six months ended June 30, 2013, includes (i) $0.5 million of various professional and consulting services in connection with the identification and implementation of synergies and cost improvements and (ii) $0.5 million of severance costs and $0.6 million of severance costs, respectively. For the three months and six months ended June 30, 2012, includes (i) $0.8 million and $1.8 million of various professional and consulting services in connection with the identification and implementation of synergies and cost improvements, respectively, and (ii) $0.1 million and $1.4 million of severance costs, respectively.
b)	For the three months and six ended June 30, 2013, includes $0.2 million and $0.8 million, respectively, of expenses related to the Business Combination with ROI, including employee bonuses. For the three months ended June 30, 2012, includes $0.5 million of employee bonuses related to the Oneida Merger in November of 2011, $0.2 million of transaction fees and expenses related to the Anchor Merger in March of 2012 and the early repayment penalty of $2.0 million of expenses related to Anchor’s state debt. For the six months ended June 30, 2012, includes $0.7 million of employee bonuses related to the Oneida Merger in November of 2011, $0.4 million of transaction fees and expenses related to the Anchor Merger in March of 2012 and early repayment penalty of $2.0 million related to Anchor’s state debt.
c)	Represents adjustments for FIFO inventory valuations, lower-of-cost-or-market valuations and the increase (decrease) in the obsolete inventory reserve, which is a component of cost of sales.
d)	Represents management fees and reimbursed expenses paid to Monomoy Capital Management (“Monomoy”) for management services.
e)	For the three and six months ended June 30, 2013, includes (i) $0.3 million of foreign exchange losses and $0.04 million of non-cash compensation expense and (ii) $0.7 million of foreign exchange losses and $0.08 million of non-cash compensation expense, respectively. For the three and six months ended June 30, 2012, includes (i) $0.1 million of foreign exchange losses and (ii) $0.04 million of foreign exchange losses and $0.2 million of loss on fixed assets, respectively.

Discussion of Results of Operations for the Three Months Ended June 30, 2013 vs. the Three Months Ended June 30, 2012

Total Revenue

Total revenue increased $2.4 million, or 2.5%, from $98.4 million in the second quarter of 2012 to $100.8 million in the second quarter of 2013 (an increase of 2.7% excluding the effects of currency fluctuation). The increase in total revenue was driven by increases in revenues in our specialty and international segments, partially offset by decreases in revenues in our consumer and foodservice segments. License fees for the second quarter of 2013 decreased $0.1 million, or 5.9%, from $1.7 million in the second quarter of 2012 to $1.6 million in the second quarter of 2013 due to the expiration of the Prodinox license in Mexico.

Cost of sales

Cost of sales increased 7.0% from $68.0 million for the second quarter of 2012 to $72.7 million for the second quarter of 2013. Cost of sales as a percentage of total revenue increased 3.0 percentage points from 69.1% for the second quarter of 2012 to 72.1% for the second quarter of 2013. This increase was primarily due to unfavorable factory variances of $0.7 million incurred in the second quarter of 2013 as a result of the planned Monaca maintenance shutdown, consisting primarily of lower wage absorption, additional depreciation expense ($0.5 million) related to the Monaca furnace rebuild that took place in the third quarter of last year, and a true up in medical and workers compensation claims. The increase in sales, a slight mix shift in the consumer and international segment and the impact of converting the consumer business in Mexico from a pure licensing model represented the balance.

Gross Margin

Gross margin as percentage of net sales was 27.9% for the second quarter of 2013 as compared to 30.9% for the second quarter of 2012 due to the previously mentioned Monaca plant shutdown as well as additional depreciation cost related to the Monaca furnace rebuild which took place in third quarter of last year. Additionally, there was a slight mix shift in the international segment combined with the impact of converting the consumer business in Mexico from a pure licensing model.

Operating Expenses

Total operating expenses decreased $2.6 million, or 12.7%, from $20.8 million in the second quarter of 2012 to $18.2 million in the second quarter of 2013, primarily due to the following:

•

Distribution expenses increased $0.3 million, or 16.0%, from $1.8 million in the second quarter of 2012 to $2.1 million in the second quarter of 2013, primarily due to the use of temporary labor for a repackaging project in our Savannah, Georgia distribution center.

•

Selling expenses increased $0.7 million, or 7.0%, from $10.0 million in the second quarter of 2012 to $10.7 million in the second quarter of 2013, primarily due to investments in marketing and personnel to support international growth, partially offset by lower commissions.

•

General and administrative expenses decreased $3.6 million, or 40.6%, from $8.9 million in the second quarter of 2012 to $5.3 million in the second quarter of 2013, primarily due to $0.7 million of synergies and cost savings generated following the merger of Oneida and Anchor Hocking, and a decrease of $3.3 million of sponsor related fees and expenses, legal and professional fees and fringe benefits, partially offset by an increase in travel and severances of $0.3 million and other expenses of $0.1 million. In the second quarter of 2013, general and administrative expenses included $0.2 million of fees and expenses related to the Business Combination and $0.2 million of costs related to the acquisition of Metalrax. In the second quarter of 2012, general and administrative expenses included $1.2 million of costs associated with the integration of Oneida and Anchor Hocking. General and administrative expenses for the second quarters of 2013 and 2012 also included $0.4 million and $1.0 million, respectively, of fees paid to Monomoy prior to the Business Combination, which will not be incurred in future periods. Additionally, the restructuring accrual $0.2 million for unused space in the Savannah, Georgia distribution center was reversed in May 2013, as the facility is being fully utilized.

As a result of our becoming a publicly-traded company in connection with the Business Combination, we anticipate incurring incremental general and administrative expenses of approximately $2.0 million annually. These expenses will include annual and quarterly reporting, Sarbanes-Oxley compliance expenses, expenses associated with listing on the NASDAQ Stock Market, executive management and director compensation and expenses, legal fees, independent auditor fees, investor relations expenses, registrar and transfer agent fees, and director and officer liability insurance costs. The effects of these incremental general and administrative expenses are not fully reflected in our historical consolidated financial statements.

Income from Operations

Income from operations increased slightly, with income from operations of $9.6 million for the second quarter of 2012 and $9.9 million for the second quarter of 2013 as a result of the factors described above. Operating income as a percentage of net sales was 9.9% and 9.8% for the quarters ended June 30, 2013 and 2012, respectively.

Other (income) expense

Other expense was $1.8 million for the second quarter of 2012 as compared to other expense of $0.1 million for the second quarter of 2013. In the second quarter of 2012, other expense included $2.0 million of an early repayment penalty related to the refinancing of Anchor and Oneida’s debt in March of 2012. Other expense in both periods primarily consisted of exchange gains and losses of $0.3 million and $0.1 million in the second quarter of 2013 and 2012, respectively, as well as amortization of deferred revenue related to Anchor’s sale-leaseback of $0.3 million in the second quarter of 2013 and 2012, respectively.

Interest Expense

Interest expense increased $9.1 million, from $3.6 million in the second quarter of 2012 to $12.7 million in the second quarter of 2013. We refinanced our existing ABL and Term Loan agreements in connection with the Business Combination, which resulted in a write-off of $6.5 million of deferred financing fees and the payment of a $1.3 million prepayment premium. The remainder of the increase in interest expense for the second quarter of 2013 over the prior year quarter was primarily attributable to higher debt balances following the Business Combination partially offset by a lower effective interest rate.

Income Tax (Benefit) Expense

Income tax (benefit) expense varied by $2.3 million, from $1.6 million of income tax expense for the second quarter of 2012 to $0.7 million of income tax benefit for the second quarter of 2013. The change is directly attributable to our decreased pre-tax earnings during the second quarter of 2013 as compared to the same period of the prior year. The actual consolidated effective tax rate for the second quarter of 2013 was 23.1% as compared to an effective rate of 38.8% for the second quarter of 2012. We maintain a partial valuation allowance against our U.S. net deferred tax assets and a full valuation allowance against certain of our foreign subsidiaries’ net deferred tax assets. We do not expect to record any additional valuation allowance with respect to our U.S. net deferred tax assets in 2013. We intend to maintain a full valuation allowance in certain foreign jurisdictions until positive evidence suggests the removal of part or all of the valuation allowance.

Net (Loss) Income

We recorded a net loss of $(2.2) million, or ($0.15) per basic and diluted share, in the second quarter of 2013, as compared to net income of $2.6 million, or $0.21 per basic and diluted share, in the second quarter of 2012. Net loss as a percentage of total revenue was (2.2)% in the second quarter of 2013, compared to net income of 2.6% in the second quarter of 2012. The decrease in net income and basic and diluted net income per share is attributed to higher interest expense due to the Business Combination.

EBITDA and Adjusted EBITDA

EBITDA increased 19.5% or $2.3 million, from $11.5 million for the second quarter of 2012 to $13.8 million for the second quarter of 2013. As a percentage of sales, EBITDA increased from 11.7% in the second quarter of 2012 to 13.7% for the second quarter of 2013. The increase in EBITDA was primarily due to decreases in operating expenses discussed above as well as the 2012 early repayment penalty partially offset by decreases in gross margin discussed above. Our decrease in operating expenses quarter over quarter was primarily due to synergies and cost savings generated from the merger of Anchor and Oneida.

Adjusted EBITDA decreased slightly by $0.3 million, from $16.3 million for the second quarter of 2012 to $16.0 million for the second quarter of 2013. As a percentage of sales, Adjusted EBITDA decreased from 16.6% in the second quarter of 2012 to 15.9% for the second quarter of 2013. The primary driver for the decrease in Adjusted EBITDA was the planned shutdown of the Monaca plant in the second quarter this year that did not take place last year during the same period.

Segment Review

The following table summarizes net sales and segment contribution by operating segments for the quarters ended June 30, 2013 and 2012. Segment contribution is defined as segment income before taxes before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, other income (expense) and interest income. See Note (12) to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a reconciliation of total segment contribution to (loss) income before taxes.

(dollars in thousands)	Three Months ended June 30,
	2013	2012
Net sales
Consumer	$30,323	$32,000
Foodservice	34,299	34,396
Specialty	25,424	22,944
International	9,190	7,340

Total Segment net sales	99,236	96,680
License fees	1,613	1,685

Total Segment revenues	$100,849	$98,365

Segment contribution before unallocated costs
Consumer	3,748	3,873
Foodservice	9,017	8,522
Specialty	3,591	3,246
International	340	1,234

Total Segment contribution	$16,696	$16,875

Segment Revenues

Within our business segments, revenues for the second quarter of 2013 as compared to the second quarter of 2012 were as follows:

•

Consumer – Consumer segment revenues decreased $1.7 million, or 5.3%, from $32.0 million in the second quarter of 2012 to $30.3 million in the second quarter of 2013. The decline in Q2 revenue was primarily the result of the timing of sales to a large retail customer, a deliberate reduction in lower margin sales and the impact of a retailer in Canada that shut down a large number of their stores as a restructuring.

•

Foodservice – Foodservice segment revenues decreased $0.1 million, or 0.3%, from $34.4 million in the second quarter of 2012 to $34.3 million in the second quarter of 2013. Net sales in the second quarter of 2013 were impacted by certain non-recurring 2012 orders partially offset by increase in volumes to restaurant customers and new business from an existing customer.

•

Specialty – Specialty segment revenues increased $2.5 million, or 10.8%, from $22.9 million in the second quarter of 2012 to $25.4 million in the second quarter of 2013, primarily due to a substantial increase in volumes due to new business and to a lesser degree pricing increases we were able to secure with our key Specialty segment customers.

•

International – International segment revenues increased $1.9 million, or 25.2%, from $7.3 million in the second quarter of 2012 to $9.2 million in the second quarter of 2013. The increase is primarily due to volume growth in U.K. foodservice shipments ($0.2 million), higher consumer sales in Mexico ($0.3 million) and increased glassware export sales realized as a result of the Oneida and Anchor Hocking merger ($1.4 million).

Segment Contribution

Within our business segments, segment contribution for the second quarter of 2013 as compared to the second quarter of 2012 was as follows:

•	Consumer – The consumer segment contribution as a percentage of segment sales was 12.4% for the second quarter of 2013 as compared to 12.1% for the second quarter of 2012 due to product mix.

•

Foodservice – The foodservice segment contribution as a percentage of segment sales increased in the second quarter 2013 as compared to 2012, increasing from 24.8% to 26.3% due primarily to product and channel mix. The distribution and hotel/gaming channels experienced higher margins on flat sales due to price increases. Despite a decline in net sales in the airline channel, overall margins in the foodservice segment improved due to favorable channel mix.

•	Specialty – The specialty segment contribution as a percentage of segment sales remained flat at 14.1% for both the second quarter 2013 and 2012.

•

International—The international segment contribution decreased from $1.2 million in the second quarter of 2012 to $0.3 million in second quarter of 2013. The change is primarily attributable to changes in product mix. The export channel, which experienced a higher volume of sales in the second quarter of 2013, received a corresponding higher volume of rebates. In addition, in Mexico, our consumer business has not yet offset the decline in quarter over quarter license revenue as we continue our transition from a licensed consumer channel to an in-house channel in this market. As the consumer business in Mexico continues to scale in the second half of the year, we expect a more modest impact on gross margin as we build the consumer business in Mexico.

Discussion of Results of Operations for the Six Months Ended June 30, 2013 vs. the Six Months Ended June 30, 2012

Total Revenue

Total revenue increased $5.4 million, or 2.8%, from $194.8 million for the six months ended June 30, 2012 to $200.2 million for the six months ended June 30, 2013 (an increase of 3.0% excluding the effects of currency fluctuation). The increase in total revenue was driven by increases in revenues in all of our segments. License fees for the six months ended June 30, 2013 decreased $0.2 million, from $3.4 million for the six months ended June 30, 2012 to $3.2 million for the six months ended June 30, 2013, due to the discontinuation of the licensing of the consumer business in Mexico

Cost of Sales

Cost of sales increased 5.0% from $139.3 million for the six months ended June 30, 2012 to $146.2 million for the six months ended June 30, 2013. Cost of sales as a percentage of total revenue increased 1.5 percentage points from 71.5% for the six months ended June 30, 2012 to 73.0% for the six months ended June 30, 2013. This increase is due to the factors discussed above for the quarter, offset by more favorable factory spend variances during the six months ended June 30, 2013 compared to the comparable period of 2012.

Gross Margin

Gross margin as a percentage of net sales for the six months ended June 30, 2013 was 27.0% as compared to 28.5% for the six months ended June 30, 2012 primarily due to the factors referred to in the discussion of results of operations for the three months ended June 30, 2013.

Operating Expenses

Total operating expenses decreased $4.8 million, or 11.0%, from $43.5 million for the six months ended June 30, 2012 to $38.7 million for the six months ended June 30, 2013, primarily due to the following:

•

Distribution expenses increased $0.1 million, or 2.2%, from $3.8 million for the six months ended June 30, 2012 to $3.9 million for the six months ended June 30, 2013, primarily due to the use of temporary labor for a repackaging project and addition of a second shift in the Savannah, Georgia distribution center, partially offset by efficiencies implemented in the Savannah, Georgia distribution center and lower depreciation of fixed assets.

•

Selling expenses increased $1.3 million, or 6.5%, from $20.6 million for the six months ended June 30, 2012 to $21.9 million for the six months ended June 30, 2013, primarily due to investments in marketing and personnel to support international growth and higher commission expenses driven by sales growth.

•

General and administrative expenses decreased $6.0 million, or 32.1%, from $18.8 million for the six months ended June 30, 2012 to $12.8 million for the six months ended June 30, 2013, primarily due to $1.4 million of synergies and cost savings following the merger of Oneida and Anchor Hocking and a decrease of of $4.6 million of sponsor related fees, professional fees and fringe benefits. In the six months ended June 30, 2013, general and administrative expenses included $0.4 million of fees and expenses related to the Business Combination and $0.2 million of costs related to the acquisition of Metalrax. In the six months ended June 30, 2012, general and administrative expenses included $3.4 million of costs associated with the integration of Oneida and Anchor Hocking. General and administrative expenses for the six months ended June 30, 2013 and 2012 also included $1.2 million and $2.0 million, respectively, of fees paid to Monomoy prior to the Business Combination, which will not be incurred in future periods. Additionally, the restructuring accrual ($0.2 million) for unused space in the Savannah, Georgia distribution center was reversed in May 2013, as the facility is being fully utilized.

Income from Operations

Income from operations increased $3.3 million, from $11.9 million for the six months ended June 30, 2012 to $15.2 million for six months ended June 30, 2013. The increase was primarily due to a decrease in operating expenses as a result of the factors described above. Operating income as a percentage of net sales increased from 6.1% for the six months ended June 30, 2012 to 7.6% for the six months ended June 30, 2013.

Other Expense

Other expense was $1.6 million for the six months ended June 30, 2012 as compared to other expense of $0.2 million for the six months ended June 30, 2013. For the six months ended June 30, 2012, other expense included $2.0 million of an early repayment penalty related to refinancing of the Anchor and Oneida debt in March 2012. Other expense in both periods primarily consisted of exchange gains and losses of $0.7 million and $0.04 million in the six months ended June 30, 2013 and 2012, respectively, as well as amortization of deferred revenue related to Anchor’s sale-leaseback of $0.6 million in the six months ended June 30, 2013 and 2012, respectively.

Interest Expense

Interest expense increased $3.4 million, or 25.2%, from $13.4 million for the six months ended June 30, 2012 to $16.8 million for the six months ended June 30, 2013. In connection with the Business Combination, we refinanced our existing ABL and Term Loan agreements, resulting in the write-off of $6.5 million of deferred financing fees and payment of a prepayment premium of $1.3 million. In comparison, in connection with refinancing of the Anchor and Oneida debt in March 2012, we wrote off $4.9 million of deferred financing fees. The remainder of the increase in interest expense for the six months ended June 30, 2013 as compared to the same period of the prior year is attributable to higher debt balances following the Business Combination.

Income Tax Expense

Income tax expense decreased $0.4 million, or 59.5%, from $0.6 million for the six months ended June 30, 2012 to $0.2 million for the six months ended June 30, 2013. The actual consolidated effective tax rate for the six months ended June 30, 2013 was (13.6%) versus (19.2%) for the six months ended June 30, 2012. We maintain a partial valuation allowance against our U.S. net deferred tax assets and a full valuation allowance against certain of our foreign subsidiaries’ net deferred tax assets. We do not expect to record any additional valuation allowance against our U.S. net deferred tax assets during 2013. We intend to maintain a full valuation allowance in certain foreign jurisdictions until positive evidence suggests the removal of part or all of the valuation allowance.

Net Loss

Net loss was $(2.0) million, or ($0.15) per basic and diluted share, for the six months ended June 30, 2013, as compared to a net loss of $(3.7) million, or $(0.30) per basic and diluted share, for the same period in the prior year. Net loss as a percentage of total revenue was (1.0%) for the six months ended June 30, 2013, compared to (1.9%) for the six months ended June 30, 2012. The decrease in net loss and in basic and diluted net loss per share is attributable to the factors discussed above for the quarter.

EBITDA and Adjusted EBITDA

EBITDA increased $5.6 million, from $17.3 million for the six months ended June 30, 2012 to $22.9 million for the six months ended June 30, 2013. As a percentage of total revenue, EBITDA increased from 8.9% for the six months ended June 30, 2012 to 11.4% for the six months ended June 30, 2013. The increase in EBITDA was primarily due to decreases in operating expenses discussed above and the 2012 early repayment penalty, partially offset by the decrease in gross margin discussed above. Our decrease in operating expenses for the six months ended June 30, 2013 compared to the same period in the prior year is primarily due to synergies and cost savings generated from the merger of Anchor and Oneida offset by investments to support our international growth.

Adjusted EBITDA increased $0.9 million, from $26.6 million for the six months ended June 30, 2012 to $27.5 million for the six months ended June 30, 2013. As a percentage of total revenue, Adjusted EBITDA increased from 13.6% for the six months ended June 30, 2012 to 13.7% for the six months ended June 30, 2013. The decrease in Adjusted EBITDA was primarily due to increase in EBITDA for the reasons described above offset in part by the add back in the second quarter of 2012 of the early repayment penalty and higher acquisition-related expenses relating to the merger of Anchor and Oneida as compared to lower expenses added back relating to the Business Combination in the second quarter of 2013.

Segment Review

The following table summarizes net sales and segment contribution by operating segments for the six months ended June 30, 2013 and 2012. Segment contribution is defined as segment income before taxes before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, other income (expense) and interest income. See Note (12) to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a reconciliation of total segment contribution to (loss) income before taxes.

(dollars in thousands)	Six Months ended June 30,
	2013	2012
Net Sales
Consumer	$65,067	$64,740
Foodservice	65,078	64,292
Specialty	48,826	46,199
International	17,996	16,124

Total Segment net sales	196,967	191,355
License fees	3,222	3,405

Total Segment Revenues	$200,189	$194,760

Segment contribution before unallocated costs
Consumer	7,170	9,261
Foodservice	16,833	14,601
Specialty	6,681	6,520
International	1,059	2,930

Total Segment Contribution	$31,743	$33,312

Segment Revenues

Within our business segments, revenues for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 were as follows:

•

Consumer – Consumer segment revenues increased $0.3 million, or 0.5%, from $64.7 million for the six months ended June 30, 2012 to $65.0 million for the six months ended June 30, 2013. The increase is primarily the result of a large order from a new customer and an increase in shipments to one of our largest customers partially offset by product mix.

•

Foodservice – Foodservice segment revenues increased $0.8 million, or 1.2%, from $64.3 million for the six months ended June 30, 2012 to $65.1 million for the six months ended June 30, 2013. The increase was primarily the result of new business from an existing customer ($1.0 million) and an increase in sales to restaurants ($1.8 million), partially offset by a sales decrease due to non-recurring orders in 2012 ($1.8 million).

•

Specialty – Specialty segment revenues increased $2.6 million, or 5.7%, from $46.2 million for the six months ended June 30, 2012 to $48.8 million for the six months ended June 30, 2013, primarily due to a substantial increase in volumes due to new business, additional volume to existing customers and to a lesser degree pricing increases we were able to secure with our key Specialty segment customers.

•

International – International segment revenues increased $1.9 million, or 11.6%, from $16.1 million for the six months ended June 30, 2012 to $18.0 million for the six months ended June 30, 2013. The increase was primarily due to consumer shipments in Mexico ($0.4 million), an increase in glass exports ($1.5 million) and increased volume in the U.K. ($0.8 million), partially offset by a decrease in shipments to Asia, as international segment revenues for the six months ended June 30, 2012 benefitted from a large hotel opening ($0.7 million).

Segment Contribution

Within our business segments, segment contribution for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 were as follows:

•

Consumer – The consumer segment contribution decreased $2.1 million from $9.3 million for the six months ended June 30, 2012 to $7.2 million for the same period in 2013. Excluding consumer related license fee income of $3.2 million and $3.4 million for the six months ended June 30, 2013 and 2012, respectively, the consumer segment contribution as a percentage of segment sales was 6.1% for the six months ended June 30, 2013 and 9.1% for the same period of 2012. The decrease in segment contribution margin for the six months ended June 30, 2013 as compared to the same period of the prior year was primarily due changes in product mix.

•

Foodservice – The foodservice segment contribution increased $2.2 million, from $14.6 million for six months ended June 30, 2012 to $16.8 million for the same period in 2013. Foodservice segment contribution as a percentage of segment sales was 25.9% and 22.7%, for the six months ended June 30, 2013 and 2012, respectively. The increase in segment contribution margin is primarily due to price increases that took effect during the first quarter of 2013, as well as favorable changes in customer and product mix, the consolidation of the distribution facilities for Anchor and Oneida into a single point of distribution and a reduction in direct selling expenses.

•

Specialty – The specialty segment contribution increased slightly for the six months ended June 30, 2013 to $6.7 million, from $6.5 million for the same period in 2012. Specialty segment contribution as a percentage of segment sales was 13.7% and 14.1% for the six months ended June 30, 2013 and 2012, respectively. The small decrease in contribution margin is primarily due to an increase in direct selling costs.

•

International – The international segment contribution decreased $1.8 million from $2.9 million for the six months ended June 30, 2012 to $1.1 million for the same period in 2013. The decrease is primarily due to changes in product mix of $0.9 million. In addition, the glass export channel, which experienced a higher volume of sales in the six months ended June 30, 2013, received a corresponding higher volume of rebates. In addition, in Mexico, our consumer business has not yet offset the decline in quarter over quarter license revenue of $0.1 million as we continue our transition from a licensed consumer channel to an in-house channel in this market. As the consumer business in Mexico continues to scale in the second half of the year, we expect a more modest impact on gross margin as we build the consumer business Mexico. Additionally, continued investment in our international segment has resulted in higher direct selling of $0.8 million.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows from operations and borrowing availability under our ABL facility. Our primary uses of cash are working capital requirements, capital expenditures and debt service requirements. At June 30, 2013, we had cash of $0.6 million and $13.8 million of unused availability remaining under our ABL facility. At June 30, 2013, we had outstanding ABL facility borrowings of $26.9 million subject to variable interest rates at a weighted average rate of 2.55% and outstanding letters of credit issued under the facility of $9.3 million. Through June 30, 2013 we have spent $5.5 million on capital expenditures, primarily relating to growth initiatives and required reinvestment at our manufacturing facilities. Currently, our ABL facility has a maximum commitment from our lenders of $50.0 million. We may request an increase in the commitments under our ABL facility up to $75.0 million in the aggregate, at the discretion of our lenders and subject to borrowing base limitations under the ABL facility, which would provide additional liquidity if obtained. Based on our operating plans and current forecast for the remainder of 2013, we anticipate that cash flows from operations and borrowing capacity under our ABL facility will provide sufficient funds to meet our ongoing liquidity needs. We paid dividends to our equity holders of $10.3 million in the first half of 2012. We do not currently anticipate paying dividends.

Indebtedness

On May 21, 2013 in connection with the Business Combination, our subsidiary Universal Tabletop (“Universal”) refinanced substantially all of the existing long term debt obligations of Anchor Hocking, LLC and Oneida Ltd. into a new $250.0 million term loan facility (the “term loan”) and entered into a second amendment to the existing ABL revolving credit facility (the “ABL facility”), which has a maximum commitment of $50.0 million.

The following table is a summary of our debt outstanding as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

(dollars in thousands)	Interest Rate	Maturity Date	June 30, 2013	December 31, 2012
Short Term Debt Instrument
U.K. short term borrowing	Floating	Annual renewal	$1,572	$1,248

			2013	2012
Long Term Debt Instruments
Universal Term Loan	Floating	May, 2020	$250,000	$—
Universal ABL revolving credit facility	Floating	May, 2018	26,881	—
Universal Term Loan	5.00%	Refinanced on May 21, 2013	—	145,000
Universal revolving credit facility	Floating	Refinanced on May 21, 2013	—	35,175
Note payable—PBGC	4.50%	December 31, 2015	900	1,200
Capitalized Leases	Various fixed		313	466

Total Long-Term Debt			278,094	181,841
Less: Current Portion			(2,783)	(10,774)

Long-Term Debt			$275,311	$171,067

Term Loan Credit Agreement

On May 21, 2013, Anchor Hocking, LLC (“Anchor”), an indirect wholly-owned subsidiary of EveryWare, and Oneida (together with Anchor, the “Borrowers”), entered into a term loan agreement, by and among the Borrowers, Universal Tabletop, Inc. (“Holdings”), a subsidiary of EveryWare, LLC, as a guarantor, each lender from time to time party thereto and Deutsche Bank AG New York Branch, as administrative agent. The term loan agreement provides for a seven-year $250.0 million term loan. The term loan agreement also permits the Borrowers to raise one or more incremental term loan facilities in an aggregate amount of up to $50.0 million if the consolidated first lien net leverage ratio, after giving effect to such incremental term loan facility, does not exceed 3.50:1.00, subject to certain other limitations and conditions.

Anchor and Oneida are co-borrowers under the term loan. Pursuant to a guarantee and collateral agreement, dated as of May 21, 2013, borrowings under the term loan are guaranteed, subject to certain customary exceptions and limitations, by Holdings and Anchor’s and Oneida’s wholly-owned domestic subsidiaries and are secured by substantially all of Anchor’s and Oneida’s and such guarantors’ assets on a first-priority basis, other than those assets that secure the ABL facility (as described below), as to which the term loan lenders have a second-priority security interest.

Borrowings under the term loan bear interest at a rate equal to (i) in the case of base rate loans, a rate equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2 of 1% and (c) the Eurodollar rate for a one-month interest period plus 1.00% (provided that the base rate will be deemed to be not less than 2.25%), plus a margin of 5.25%, or (ii) in the case of Eurodollar loans, a Eurodollar rate equal to (a) LIBOR divided by (b) one minus an applicable reserve requirement (subject to a LIBOR floor of 1.25% per annum), plus a margin of 6.25%.

The term loan agreement contains, among other terms, covenants and events of default customary for similar transactions. These covenants include limitations on the following:

(i)	incurrence of indebtedness;

(ii)	liens;

(iii)	restricted junior payments (including dividends, redemptions and voluntary payments on certain debt);

(iv)	restrictions on subsidiary distributions;

(v)	investments, mergers and acquisitions;

(vi)	sales of assets (including subsidiary interests);

(vii)	transactions with affiliates and

(viii)	changes in control.

In addition, the term loan agreement contains a maximum net leverage ratio financial covenant and minimum interest coverage ratio financial covenant. The maximum net leverage ratio financial covenant requires Holdings to maintain a maximum consolidated leverage ratio (as calculated in accordance with the term loan agreement) as of the last day of any fiscal quarter beginning with the quarter ending September 30, 2013.

Beginning with the quarter ending	Maximum consolidated leverage ratio
September 30, 2013	5.25:1.00
December 31, 2013	5.25:1.00
March 31, 2014	5.00:1.00
June 30, 2014	5.00:1.00
September 30, 2014	5.00:1.00
December 31, 2014	4.75:1.00
March 31, 2015	4.75:1.00
June 30, 2015	4.50:1.00
September 30, 2015	4.50:1.00
December 31, 2015	4.25:1.00
March 31, 2016	4.25:1.00
June 30, 2016	4.00:1.00
September 30, 2016	4.00:1.00
December 31, 2016 and thereafter	3.75:1.00

The minimum interest coverage ratio financial covenant requires Holdings to maintain a consolidated interest coverage ratio (as calculated in accordance with the term loan agreement) beginning with the quarter ending September 30, 2013 of not less than 2.25:1.00.

Voluntary prepayments of amounts outstanding under the term loan are permitted at any time, subject to prepayment premiums of 2% during the first year and 1% during the second year. The term loan agreement requires the Borrowers to make mandatory prepayments with the proceeds of certain asset dispositions or the receipt of certain insurance or condemnation awards to the extent the Borrowers do not use the proceeds for the purchase of assets useful in the Borrowers’ businesses. The term loan requires the Borrowers to make annual principal amortization payments equal to 1.0% of the amount then outstanding. The Borrowers are also required to make mandatory prepayments with 50% (which percentage will be reduced upon the achievement of certain leverage ratios) of Holdings’ annual consolidated excess cash flow, subject to certain exceptions (provided that for 2013, excess cash flow will only be calculated from May 21, 2013 through December 31, 2013).

Asset-Based Revolving Credit Facility

On May 21, 2013, the Borrowers entered into a second amended and restated loan and security agreement (the “ABL agreement”) by and among the Borrowers, Holdings, as a guarantor, each wholly-owned domestic subsidiary of the Borrowers party thereto, as guarantors (together with Holdings, the “Guarantors”), each lender from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders. The ABL agreement provides for a five-year asset-based revolving credit facility (the “ABL Facility”) in an aggregate principal amount of up to $50.0 million (as may be increased from time to time, the “maximum revolver amount”), subject to the borrowing base limitation described below. Up to an aggregate of $20.0 million will be available to the Borrowers for the issuance of letters of credit, which reduce availability under the ABL Facility. The ABL agreement also provides for borrowings on same-day notice, referred to as “swingline loans.” Borrowing of a swingline loan will reduce availability under the ABL facility. The Borrowers may request to increase the maximum revolver amount in increments of not less than $5.0 million not more than three times during the term of the ABL agreement, so long as the maximum size of the ABL Facility does not exceed $75.0 million. Any such increase in the maximum revolver amount will be at the discretion of the lenders and certain other eligible lenders and will be subject to the borrowing base limitation described below.

Anchor and Oneida are co-borrowers under the ABL Facility. Borrowings under the ABL Facility are guaranteed, subject to certain customary exceptions and limitations, by Holdings and Anchor’s and Oneida’s wholly-owned domestic subsidiaries and are secured by certain of Anchor’s and Oneida’s and such guarantors’ assets on a first-priority basis, other than those assets that secure the term loan.

The aggregate amount of revolving loans permitted to be made to the Borrowers under the ABL Facility may not exceed a borrowing base consisting of: (a) the lesser of (i) the maximum revolver amount, and (ii) the sum of certain eligible accounts receivable and certain eligible inventory (which eligible inventory shall not exceed 70% of the maximum revolver amount), minus (b) certain availability reserves which the administrative agent or the collateral agent deems necessary, including reserves for any amounts which either agent or any lender may be obligated to pay in the future for the account of any Borrower and, if and when availability is less than $10.0 million, reserves determined by the agents in respect of certain cash management and/or hedging obligations then outstanding.

Borrowings under the ABL Facility bear interest at a rate equal to (i) in the case of base rate loans, a rate equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2 of 1% and (c) the LIBO rate for a one-month interest period plus 1.00%, plus the applicable margin, or (ii) in the case of LIBO rate loans, a LIBO rate equal to (a) LIBOR divided by (b) one minus an applicable reserve requirement, plus the applicable margin. The applicable margin is based upon the quarterly average availability under the ABL Facility for the immediately preceding three month period as follows:

Tier	Quarterly Average Availability	Applicable LIBO Rate Margin	Applicable Base Rate Margin
1	Greater than $25.0 million	1.50%	0.50%
2	Greater than $12.5 million but less than $25.0 million	1.75%	0.75%
3	Less than $12.5 million	2.00%	1.00%

The ABL agreement contains, among other terms, covenants and events of default customary for similar transactions. These covenants include limitations on the following: (i) incurrence of indebtedness; (ii) liens; (iii) restricted junior payments (including dividends, redemptions and voluntary payments on certain debt); (iv) restrictions on subsidiary distributions; (v) investments, mergers and acquisitions; (vi) sales of assets (including subsidiary interests); (vii) transactions with affiliates and (viii) changes in control. In addition, the ABL agreement contains a springing fixed charge coverage ratio financial covenant. If adjusted availability (plus certain qualified cash) under the ABL Facility is below 12.5% of the maximum amount at such time, Holdings and its subsidiaries will be required to comply with a minimum fixed charge coverage ratio of 1.0:1.0.

The Borrowers will pay an unused line fee to the lenders under the ABL agreement equal to 0.3125% per annum times the amount by which the maximum revolver amount exceed the average daily outstanding amount of loans and the average daily undrawn face amount of outstanding letters of credit under the ABL facility.

The Borrowers will pay a letter of credit fee to the lenders under the ABL agreement equal to the applicable margin on LIBO rate loans multiplied by the undrawn face amount of each letter of credit, and a fronting fee equal to 0.125% per annum on the dollar equivalent of the amount of each letter of credit outstanding during the previous quarter.

Voluntary prepayments of amounts outstanding under the ABL Facility are permitted at any time, without premium or penalty. The ABL agreement requires the Borrowers to make mandatory prepayments with the proceeds of certain asset dispositions to the extent the Borrowers do not use the proceeds for the purchase of assets useful in the Borrowers’ businesses.

Restrictions on Dividends

Restrictions imposed by our subsidiary’s debt facilities significantly restrict us from paying dividends with cash generated from our operations. Under the agreements governing the term loan and ABL facility, Universal is restricted from paying dividends or making distributions to us, subject to certain exceptions. Accordingly, our ability to obtain cash to pay dividends is generally subject to the same limitations.

Prior Credit Facilities

On March 23, 2012 in connection with the Anchor Merger, our subsidiary Universal refinanced substantially all of the existing long term debt obligations of Anchor Hocking and Oneida into a new $150.0 million term loan facility (the “Old Term Loan”) and amended and restated the ABL revolving credit facility (the “Old ABL facility”) which had a maximum availability of $85.0 million. We repaid the Old ABL facility and the Old Term Loan on May 21, 2013 in connection with the Business Combination.

In September 2011, Anchor executed a term note in the amount of $45.0 million. Repayment terms commenced on the first quarter ended December 31, 2011 and for the subsequent three quarters Anchor was required to make payments of 75% of excess cash flow or 50% provided the leverage ratio was less than 2.5x. At December 31, 2011, the outstanding balance on the term note was $40.0 million. This term note was refinanced on March 23, 2012 in connection with the Anchor Merger.

In November 2011, in connection with its acquisition by Universal Tabletop, Inc., Oneida entered into a third amendment to its existing asset based credit facility, providing for a facility with maximum availability of $50.0 million (and an option to increase such facility to $60.0 million in the aggregate upon written request to the agent), and refinanced its existing term loan facility by executing a Term Loan and Security Agreement (related party term loan) with MCP II for loans in the amount of $52.5 million. The principal balance of the loan was to be paid in graduated quarterly amounts, starting at 1.25% of the principal amount for each quarter in 2012, and increasing annually in 2013 and 2014 to 1.875% and 2.5%, respectively, of such principal amount per quarter. The related party term loan was refinanced on March 23, 2012.

PBGC Promissory Note

On September 15, 2006, Oneida issued a $3.0 million promissory note to the Pension Benefit Guaranty Corporation (PBGC) payable in equal installments annually over 10 years. At June 30, 2013, $0.9 million was outstanding on the promissory note. Interest with respect to the promissory note is paid annually at a rate of 4.5%.

U.K. Short Term Borrowing

We maintain a Sterling-denominated borrowing facility to support working capital requirements at our U.K. subsidiary operations. This facility is collateralized by U.K. subsidiary trade accounts receivable. The advance rate is 80% of eligible trade accounts receivable with a maximum borrowing limit £1.4 million ($2.1 million). Assuming there is no event of default, the facility automatically renews annually. Interest on the facility is 2.40% margin plus Barclays Bank base rate (0.50% at June 30, 2013). As of June 30, 2013, borrowings outstanding under the facility were £1.0 million ($1.6 million). A separate agreement with Barclays Bank provides for a standby letter of credit facility of up to £0.2 million ($0.3 million). As of June 30, 2013, £0.2 million ($0.3 million) of standby letters of credit were issued to beneficiaries under this facility.

Off-balance Sheet Transactions

As of June 30, 2013, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Discussion of Cash Flows for the Six Months Ended June 30, 2013 vs. Cash Flows for the Six Months Ended June 30, 2012

The table below sets forth our cash flow from operating, investing and financing activities in the periods presented:

	Six months ended June 30,
(dollars in thousands)	2013	2012
Statement of Cash Flows Information
Cash flows (used in) operating activities	$(29,232)	$(10,956)
Net cash (used in) investing activities	(9,306)	(8,547)
Net cash provided by financing activities	36,695	18,622
Effect of exchange rate exchanges	(270)	(19)

Net (decrease) in cash	$(2,113)	$(900)

Net cash used in operating activities was $(29.2) million for the six months ended June 30, 2013, compared to cash used in operating activities of $(11.0) million for the six months ended June 30, 2012. The decrease in cash provided by operating activities versus the prior year is primarily due to the increased inventory levels of $11.3 million over the same period in the prior year. We invested in higher inventory levels in anticipation of the growth in our business that we are expecting in the second half of the year, especially in our international segment. We have also built inventory in the first half of 2013 in anticipation of our factory shutdowns in July. Additionally trade receivables were $5.7 million higher compared to the prior year.

Net cash used in investing activities was $(9.3) million for the six months ended June 30, 2013, compared to net cash used of $(8.5) million for the six months ended June 30, 2012. Cash used in investing activities represents spending on capital projects, primarily at Anchor manufacturing facilities. During the six months ended June 30, 2013 we spent $5.5 million on capital expenditures versus $8.8 million in the same period in the prior year. For the six months ended June 30, 2013 we used $3.5 million of cash in connection with the acquisition of Metalrax and made advances under a note receivable due from a non-affiliate of $0.4 million.

Net cash provided by financing activities was $36.7 million for the six months ended June 30, 2013, compared to net cash provided by financing activities of $18.6 million for the six months ended June 30, 2012. Net cash provided by financing activities for the six months ended June 30, 2013 included the following activities in connection with the Business Combination: (i) borrowings of $250.0 million under our new term loan; (ii) receipt of $16.5 million from the issuance of common stock; (iii) repayment of $145.2 million of long-term debt, (iv) redemption of $46.7 million of shares of common stock; and (v) the payment of $90.0 million of cash consideration to the equityholders of Former EveryWare. Cash provided by financing activities for the six months ended June 30, 2012 included (i) a dividend to equityholders of $10.3 million and (ii) refinancing of our indebtedness in connection with the Anchor Merger, including borrowings of $150.0 million and repayment of $104.0 million of indebtedness.

Critical Accounting Estimates

The preparation of the consolidated financial statements requires our management to make judgments and assumptions, as well as make estimates, that have an impact on our earnings, expenses, assets and liabilities as well as on the disclosure of contingent liabilities. The uncertainty associated with these assumptions and estimates, however, may give rise to outcomes that might lead to substantial adjustments to the carrying amounts of the given assets or liabilities in future periods.

Allowance for Doubtful Accounts

We evaluate the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. The evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the balance is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

Allowance for Slow-Moving and Obsolete Inventory

We reduce our inventory value for the estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of the inventory and the net realizable value based upon assumptions about future demand and market conditions.

Asset Impairment—Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have an indefinite useful life are reviewed for impairment annually, or if there is a triggering event that may adversely affect the value of the asset. Goodwill is tested under a two-step approach. The first step requires the determination of the fair value of the reporting unit compared to the book value of that reporting unit. If the book value exceeds the fair value, a second step impairment test is required to measure the amount of impairment.

Intangible assets, including trademarks, tradenames, tradename licenses, customer relationships and technology, are also evaluated for impairment annually, or in the event of a triggering event.

The methodologies used to estimate fair value include but are not limited to the use of estimates and assumptions, including projected revenues, earnings and cash flows. The discounted cash flow model used to determine fair value for goodwill and intangible assets analysis is subject to discount rate and terminal cash flow assumptions. Significant changes in the estimates and assumptions used in calculating the fair value of the recoverability of goodwill and intangible assets or differences between actual results could result in impairment charges in the future.

Self-Insurance Reserves

We use self-insurance mechanisms to provide for potential liabilities related to certain casualty insurances and related employee healthcare benefits that are not covered by third-party insurance. In 2011 both Anchor and Oneida maintained various self-insurance plans related to group medical, short-term disability, workers’ compensation benefits and self-funded retentions on general liability policies. In May 2011 Oneida terminated its self-insured status for workers’ compensation in New York State and was fully insured for claims incurred post-termination. As of February 1, 2012, we no longer are self-insured for group medical, relative to Oneida employees, and have changed coverage to a premium plan with a third-party provider. We continue to maintain self-insurance coverage related to certain Anchor casualty insurance programs, including workers’ compensation and general liability, along with employee healthcare benefits.

Although we believe that the estimated liabilities for self-insurance are adequate, the estimates described above may not be indicative of current and future losses. In addition, the actuarial calculations used to estimate self-insurance liabilities are based on numerous assumptions, some of which are subjective. We will continue to adjust our estimated liabilities for self-insurance, as necessary, in the event that future loss experience differs from historical loss patterns.

Pension and Other Post-retirement Plan Assumptions

The accrued post-retirement liability relates to employees at two Anchor plants in the U.S. and Canadian employees’ retiree, medical, drug and life insurance benefits. Accrued post-retirement liabilities were $0.9 million at June 30, 2013, compared to $0.9 million at December 31, 2012. Additionally we maintain two unfunded supplemental executive retirement plans (SERPs). Total underfunded pension liability (including current portion) was $19.0 million at June 30, 2013, compared to $19.5 million at December 31, 2012.

We use various actuarial assumptions relative to both U.S. and non U.S. pension benefit and non-pension post- retirement benefit obligations. The predominant assumptions include: discount rates used to estimate the present value of expected future cash flows of plan investments, rate of salary increases, and expected return on plan assets.

We review our assumptions annually and make modifications to the assumptions based on current rates and trends, as appropriate. The effect of these modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic cost over future periods. We believe that the assumptions utilized in recording our obligations under our pension and post-retirement plans are reasonable based on our experience and market conditions.

Income Taxes

We are subject to income taxes in the U.S. and various foreign jurisdictions. Management judgment is required in evaluating our tax positions and determining our provision for income taxes. Throughout the course of business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. When management believes certain tax positions may be challenged despite our belief that the tax return positions are supportable, we establish reserves for tax uncertainties based on estimates of whether additional taxes will be due. We adjust these reserves taking into consideration changing facts and circumstances such as an outcome of a tax audit. The income tax provision includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FASB ASC Topic 740 Income Taxes (ASC 740).

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards.

Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. ASC 740 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States, United Kingdom, Mexico and China, we have recorded a full or partial valuation allowance against our deferred income tax assets.

The Anchor Merger resulted in the formation of a new U.S. consolidated federal tax group. As such, the net deferred tax assets were assessed for future realizability and the need for a valuation allowance related to the deferred tax asset. As a result of this assessment, we recorded an additional $1.6 million valuation allowance in 2012, resulting in a total deferred tax valuation allowance of $9.3 million, against net deferred tax assets of $31.9 million at December 31, 2012. This excludes deferred income tax liability associated with indefinite life intangible assets, which cannot be used to offset deferred tax assets when assessing the need or amount of a valuation allowance. The deferred income tax liability represents the tax basis vs. book basis of indefinite lived Oneida trade names, which totaled $8.6 million at June 30, 2013 and December 31, 2012. There was no increase or decrease of the U.S. valuation allowance at June 30, 2013.

Derivatives and Hedging

We use various derivative contracts to manage a variety of our risks, including risks related to changes in commodity prices and foreign currency rates. The requirements necessary to apply hedge accounting to these contracts are well defined and must be documented at the inception as well as throughout the term of the contract. If we would fail to accurately document these requirements, the contract would not be eligible for hedge accounting treatment and any changes to the fair market value of the contract would be recorded directly to earnings. The accompanying financial statements reflect immaterial consequences of hedge accounting for certain contracts. We continuously monitor all foreign exchange rates and energy rates relevant to EveryWare in order to be able to initiate appropriate hedging activities immediately if the current market situation changes.

One of the requirements that we must evaluate when determining whether a contract qualifies for hedge accounting treatments is whether or not the contract is deemed effective. A contract is deemed effective if the change in the fair value of the derivative contract offsets, within a specified range, the change in the fair value of the hedged item. At the inception of the contract, we first determine if the relationship between the hedged contract and the hedged item meet the criteria to qualify for an exemption to the effectiveness testing. If the relationship does not meet this criterion, then we must test the effectiveness at the inception of the contract and continually thereafter. If the relationship fails this test at any time, we are required to discontinue hedge accounting treatment prospectively. The natural gas commodity price hedges qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationship involving these derivative instruments.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with FASB ASC Topic 718, Compensation – Stock Compensation (ASC 718) and FASB ASC Topic 505-50, Equity – Equity Based Payment to Non-Employees (ASC 505-50), which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in our consolidated statements of operations over the requisite service periods. We use the straight line method of expensing stock options to recognize compensation expense in our consolidated statements of operations for all share-based awards.

Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For stock options granted in 2012, the compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718.

As of June 30, 2013, the total unrecognized compensation cost related to unvested options was $1.7 million for the non-performance options and $1.1 million for the performance options. Fair value of the non-performance options was based on an independent valuation of our stock utilizing discounted cash flow and market approaches and the fair value of the performance-vesting options was based on an option pricing model utilizing the fair value of the stock subjected to the probability of a change in control.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Our fiscal year end is December 31st. All material intercompany accounts and transactions have been eliminated. The most significant estimates and assumptions inherent in the Company’s financial statements include those made regarding valuation of accounts receivable, inventory, goodwill, other intangible assets, deferred tax assets, contingent liabilities, derivatives and hedging, and the Company’s pension, postretirement, self-insured workers’ compensation and self-insured medical plans. Actual results could differ from those estimates.

Foreign Currency Transactions

All balance sheet accounts denominated in a foreign currency are translated into U.S. dollars at the rate of exchange in effect at year-end. All foreign currency translation gains or losses are included in other comprehensive income (loss). Foreign exchange transaction gains or losses are recorded when payments of liabilities are made. The gains or losses resulting from the above are included in the results of operations.

Revenue Recognition

Revenues consist of sales to customers and license fees. Wholesale revenues are recognized when title passes and the risks and rewards of ownership have transferred to the customer, based on the shipping terms FOB shipping point pursuant to the Company’s invoice. Retail store revenues are recognized at the time of sale. Amounts charged to customers for shipping are recognized in revenues. The Company has established an allowance for merchandise returns and rebates based on historical experience, product sell-through performance by product and by customer, current and historical trends in the tableware industry and changes in demand for its products. A returns reserve is accrued for the estimated sales value of the projected merchandise returns less the estimated related cost of sales. Rebate allowances are estimated and deducted from revenue at the time that revenue is recognized. From time to time, actual results will vary from the estimates that were previously established.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires companies to present, either in a note or parenthetically on the face of the financial statements; the effect of amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This update is effective for interim and annual reporting periods beginning after December 15, 2012. Required interim disclosures have been made in our Condensed Consolidated Financial Statements at June 30, 2013.

In March 2013, the FASB clarified that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The FASB also clarified that if a business combination is achieved in stages related to a previously held equity method investment (step-acquisition) that is a foreign entity, the amount of accumulated other comprehensive income that is reclassified and included in the calculation of gain or loss as of the acquisition date shall include any foreign currency translation adjustment related to that previously held investment. The amendments are effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. While we do not expect a material impact on the Company’s financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future transactions subject to the amendments.

On July 27, 2012, the FASB issued Accounting Standards Update 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment testing by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. As such, there is the possibility that quantitative assessments would not need to be performed if it is more likely than not that no impairment exists. The Company is required to adopt the provisions of ASU 2012-02, which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material impact on the Company’s financial position or results of operations.

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which amends FASB Topic ASC 350, Intangible Assets-Goodwill and Other. Under ASU No. 2011-08, an entity may elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. ASU No. 2011-08 was effective on January 1, 2012. The adoption of ASU No. 2011-08 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements, in U.S. GAAP and International Financial Reporting Standards (IFRS), which amends FASB Topic ASC 820, Fair value measurement. ASU No. 2011-04 modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU No. 2011-04 was effective on January 1, 2012. The adoption of ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial statements.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity price risk

We are exposed to market risk based on the prices of raw materials and natural gas, which are subject to market volatility. We utilize derivative financial instruments to hedge the commodity price risks associated with our natural gas requirements. The total notional amount of commodity derivative instruments at June 30, 2013 was $6.5 million. We recorded a $0.2 million mark-to-market loss adjustment through other comprehensive income for the quarter ended June 30, 2013, and a $0.8 million gain adjustment for the six months ended June 30, 2013.

We also actively seek to manage the risk of fluctuating prices through long-term supply and service contracts. In the past, we have not always been able to pass on increases in the prices of direct materials and energy to our customers, in whole or in part and there will likely be periods in the future when we will not be able to pass on these price increases.

Interest rate risk

With the exception of the PBGC note and capital lease obligations, all of our borrowings at June 30, 2013 bore interest at floating rates, which exposes our cash flows and earnings to the market risk of interest rate changes. At June 30, 2013, we had borrowings of $278.5 million exposed to interest rate risk, of which $250.0 million of term loan borrowing has a LIBO floor of 125 basis points. Each 100 basis point increase in interest rates on the total amount exposed, and after the 125 basis point term loan floor, would reduce quarterly pretax earnings by approximately $0.7 million.

Foreign currency risk

We are exposed to market risk from fluctuations in foreign currencies. Approximately 8.2% of our gross sales net of returns for the quarter ended June 30, 2013 and 7.9% of our consolidated assets at June 30, 2013 are derived from operations outside the United States. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar depreciated by 10% less against the foreign currencies used by our operations in 2013, gross sales net of returns would have been reduced by approximately $0.6 million and the related gross margin would have decreased by approximately $0.2 million. We utilize derivative financial instruments to hedge foreign exchange rate risks associated with the effects of foreign currency fluctuations. The total notional amount of foreign exchange derivative instruments at June 30, 2013 was $0.1 million.

ITEM 4	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

From time to time, we are a party to various legal proceedings involving product liability claims, employee and labor disputes and environmental compliance. We are not currently a party to any legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A	RISK FACTORS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that are not historical facts, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information currently available to management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include: (i) macroeconomic factors and changes in general economic or business conditions may adversely affect our business; (ii) social and political risks that could adversely affect our results of operations; (iii) the highly competitive environment in which we operate; (iv) difficulties arising from acquisitions, including the successful integration of acquisitions and new joint ventures made during the quarter ended June 30, 2013 ; (v) raw materials, including natural gas and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs; (vi) work stoppages and other labor relations matters; (vii) restructuring costs and costs related to the Business Combination; (viii) changes in applicable laws or regulations; (ix) certain operations are conducted by joint ventures that we cannot operate solely for our benefit; (x) our ability to attract, develop and retain talented employees is critical to our success; (xi) losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage; (xii) product liability claims, recalls and other legal proceedings could adversely affect our operations and financial performance and harm our reputation; (xiii) operations and investments in our facilities and complex information systems; (xiv) fines or penalties, damage to reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws; (xv) our ability to protect our intellectual property; (xvi) the negative performance of our licensees, which could impact our license revenue; (xvii) increased costs as a result of being a public company; and (xviii) the other risks and important factors contained and identified in our filings with the Securities and Exchange Commission (the “SEC”), any of which could cause actual results to differ materially from the forward-looking statements. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see the risk factors described below, as well as those factors described in our other filings with the SEC. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors.

Risks Related to EveryWare’s Business and Industry

Slowdowns in the retail and foodservice industries could adversely impact EveryWare’s results of operations, financial condition and liquidity.

EveryWare’s operations and financial performance are directly impacted by changes in the retail and foodservice industries, which in turn are impacted by changes in the global economy. The retail and foodservice industries are directly affected by general economic factors including recession, inflation, deflation, new home sales and housing starts, levels of disposable income, consumer credit availability, consumer debt levels, unemployment trends, fuel and energy costs, material input costs, foreign currency translation, labor cost inflation, interest rates, the impact of natural disasters, political and social unrest and terrorism and other matters that influence consumer spending. Any significant downturn in the global economy may significantly lower consumer discretionary spending, which may in turn lower the demand for

EveryWare’s products, particularly in EveryWare’s consumer segment. In particular, demand for our consumer products is correlated to the strength of the housing industry because consumers are more likely to purchase tabletop, food preparation and pantry products in connection with purchasing a new home. When home sales and housing starts are weak, demand for our products can be adversely affected. Expenditures in the foodservice industry are also affected by discretionary spending levels and may decline during a general economic downturn. Hotels, airlines and restaurants are less likely to invest in new flatware, dinnerware, barware, hollowware and banquetware when there is a slowdown in their industry. Currently, uncertainty about global economic conditions and austerity measures adopted by some governments in order to address sovereign debt concerns may cause consumers of EveryWare’s products to postpone spending in response to tighter credit, negative financial news or declines in income or asset values. These factors could have adverse effects on the demand for EveryWare’s products and on EveryWare’s operating results and financial condition. A substantial deterioration in general economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, which could negatively impact EveryWare’s results of operations, financial condition and liquidity.

EveryWare’s operations and financial performance are directly impacted by changes in the global economy.

An economic decline in future reporting periods in our markets could negatively affect our business and results of operations. The volatility of the current economic climate makes it difficult for us to predict our results of operations. In periods of economic uncertainty, our customers may face financial difficulties, the unavailability of or reduction in commercial credit, or both, that may result in decreased sales by our company. Certain of our customers may cease operations or seek bankruptcy protection, which would reduce our cash flows and adversely impact our results of operations. Our customers that are financially viable and that do not experience economic distress may nevertheless elect to reduce the volume of orders for our products or close facilities in an effort to remain financially stable or as a result of the unavailability of commercial credit, which would negatively affect our results of operations. We may also have difficulty accessing the global credit markets due to the tightening of commercial credit availability and the financial difficulties of our customers, which would result in decreased ability to fund capital-intensive strategic projects. In addition, EveryWare may experience challenges in forecasting revenues and operating results due to these global economic conditions. The difficulty in forecasting revenues and operating results may result in volatility in the market price of EveryWare’s common stock.

Oneida and Anchor have been considered a part of EveryWare for a limited time and their combined operating history is limited and may not be indicative of EveryWare’s future performance.

Although Oneida and Anchor have been in existence for many years, EveryWare has a limited reporting history. Investment funds affiliated with Monomoy acquired Anchor in April 2007 and Oneida in November 2011 and integrated both companies under EveryWare in March 2012. As a result, EveryWare’s financial results for 2011 include two months of Oneida’s results of operations from the date the two companies came under the common control of Monomoy. Consequently, EveryWare’s financial results for 2012 are not comparable with EveryWare’s financial results for 2011 without consideration of Oneida’s results of operations for the first ten months of 2011, and the financial information of EveryWare incorporated by reference in this prospectus may not be indicative of its future performance.

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

EveryWare is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the other rules and regulations of the Securities and Exchange Commission (the “SEC”) and the rules and regulation of The NASDAQ Stock Market. EveryWare has made, and will continue to make, changes in its corporate governance, corporate internal controls, internal audit, disclosure controls and procedures and financial reporting and accounting systems to manage its growth and its obligations as a public company. However, the expenses that will be required in order to adequately manage its obligations as a public company could be material. Compliance with the various reporting and other requirements applicable to public companies will also require considerable time and attention of management. EveryWare cannot predict or estimate the amount of the additional costs it may incur, the timing of such costs or the degree of impact that EveryWare’s management’s attention to these matters will have on its business. In addition, the changes EveryWare makes may not be sufficient to allow it to satisfy its obligations as a public company on a timely basis. In addition, being a public company could make it more difficult or more costly for EveryWare to obtain certain types of insurance, including directors’ and officers’ liability insurance, and EveryWare may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for EveryWare to attract and retain qualified persons to serve on its board of directors, its board committees or as its executive officers.

Many of EveryWare’s competitors are not subject to these requirements, because they do not have securities that are publicly traded on a U.S. securities exchange or other securities exchanges. As a result, these competitors are not subject to the risks identified above. In addition, the public disclosures that EveryWare is required to provide pursuant to the SEC’s rules and regulations may furnish its competitors with greater competitive information regarding EveryWare’s operations and financial results than it is able to obtain regarding their operations and financial results, thereby placing EveryWare at a competitive disadvantage.

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

EveryWare is continually evaluating acquisitions and strategic investments that are significant to its business both in the U.S. and internationally. EveryWare may not be able to identify suitable acquisition candidates, or complete such acquisitions, joint ventures and strategic investments on acceptable terms and conditions, and these acquisitions, joint ventures and strategic investments may not be successfully integrated into EveryWare’s operations. The costs of unsuccessful acquisition, joint venture and strategic investment efforts may adversely affect EveryWare’s results of operations, financial condition or prospects. In addition, any future acquisitions that EveryWare might make are subject to various risks and uncertainties, including:

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

•	the incurrence of liabilities or other costs that were not anticipated at the time of the acquisitions;

•	the incurrence of additional debt to finance the acquisitions;

•	the issuance of additional equity securities to finance the acquisitions, which could result in significant dilution to our existing stockholders; and

•	the potential impairment of relationships with customers.

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

The marketing of EveryWare’s products involves an inherent risk of product liability claims or recalls or other regulatory or enforcement actions initiated by the U.S. Consumer Product Safety Commission, by other regulatory authorities or through private causes of action. Any defects in products EveryWare markets could harm EveryWare’s credibility, adversely affect its relationship with its customers and decrease market acceptance of EveryWare’s products and the strength of EveryWare’s brand names. EveryWare could also be required to recall potentially defective products, which could result in further adverse publicity and significant expenses. We are subject to product liability litigation in the ordinary course of business, and failures of our products in the future may subject us to additional product liability claims and associated litigation. Potential product liability claims may exceed the amount of EveryWare’s insurance coverage or could be excluded under the terms of EveryWare’s insurance policy and could materially damage EveryWare’s business and its financial condition.

If EveryWare is unable to protect its intellectual property, its ability to compete would be negatively impacted.

EveryWare’s business depends in part on its ability to protect its intellectual property rights. EveryWare relies on a combination of patent, trademark, copyright, trade dress and trade secret laws, licenses and confidentiality and other agreements to protect EveryWare’s intellectual property rights. However, this protection may not be sufficient. EveryWare’s intellectual property rights may be challenged or invalidated, an infringement suit by EveryWare against a third party may not be successful and third parties could adopt trademarks similar to EveryWare’s. In the past, other companies have infringed upon our trademarks, copied our patented and copyrighted products and otherwise violated our intellectual property. The cost associated with actively protecting our intellectual property is oftentimes very high in relation to the net sales of a particular product is impacted. Furthermore, we operate in jurisdictions that make it difficult to protect our intellectual property. In addition, EveryWare may be accused of infringing or violating the intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in costly litigation. EveryWare’s failure to protect its intellectual property or prevail in any intellectual property litigation could materially and adversely affect EveryWare’s competitive position or otherwise harm its business.

Unexpected equipment failures may lead to production curtailments or shutdowns, which could adversely affect EveryWare’s results of operations.

EveryWare’s manufacturing processes are dependent upon critical processing equipment, such as furnaces, forming machines, stamping presses, spinning machines, and lehrs. This equipment may incur downtime as a result of unanticipated failures, accidents, natural disasters or other force majeure events. EveryWare may in the future experience facility shutdowns or periods of reduced production as a result of such failures or events. Unexpected interruptions in EveryWare’s production capabilities would adversely affect EveryWare’s productivity and results of operations for the affected period. EveryWare also may face shutdowns if it is unable to obtain enough energy in the peak demand periods.

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

Fluctuations in buying decisions of EveryWare’s customers and changing policies and requests of our customers could harm EveryWare’s business.

EveryWare’s consumer segment customers include mass merchants, discount retailers, specialty stores, department stores, supermarkets and other retailers; EveryWare’s foodservice segment customers include equipment and supply dealers, the hotel and gaming industry, broadline distributors and chain restaurants, airlines and cruise lines; and EveryWare’s specialty segment customers include candle and floral wholesalers, direct sellers, industrial lighting manufacturers and distillers and distributors of premium spirits. Unanticipated changes in purchasing and other practices by EveryWare’s customers, including a customer’s pricing and payment terms, could adversely affect EveryWare’s profitability. EveryWare’s customers have requested, and may continue to request, increased service and other accommodations, including design services, rebates, volume discounts, payment term discounts, and packaging customization. EveryWare may face substantially increased expenses to meet these requests, which would reduce EveryWare’s margins. For example, in the consumer segment, retailers may engage in inventory destocking (which may also affect our specialty segment), impose limitations on shelf space or use private label brands, and these actions may negatively affect the sales or profitability of EveryWare’s products. As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires EveryWare to shorten its lead time for production in certain cases and more closely anticipate demand, which could in the future require EveryWare to carry additional inventories. EveryWare’s success and growth is also dependent on EveryWare’s evaluation of consumer preferences and changing trends.

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

If EveryWare or EveryWare’s suppliers are unable to obtain raw materials at favorable prices, it could adversely impact EveryWare’s results of operations and financial condition.

Sand, limestone and soda ash are the principal materials EveryWare uses in the manufacture of its glassware and crystal products. Resins, clay, flint, aluminum oxide, glass frit and colorants are the principal materials EveryWare uses in the manufacture of its dinnerware products. Stainless steel, nickel, brass, silver and gold are the principal materials EveryWare’s suppliers’ use in the manufacture of its flatware and hollowware products. All of these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price, demand and supply cyclicality. From time to time, some of these raw materials have been in short supply due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. EveryWare may experience shortages of raw materials in the future. If EveryWare experiences temporary shortages in raw materials, it or its suppliers may be forced to procure materials from alternative suppliers, and they may not be able to do so on terms as favorable as their current terms or at all. If EveryWare or its suppliers are unable to purchase certain raw materials required for operations for a significant period of time, their operations would be disrupted, and EveryWare’s results of operations would be adversely affected. In addition, material increases in the cost of any of these raw materials on an industry-wide basis would have an adverse effect on EveryWare’s results of operations if EveryWare were unable to pass on these increased costs to its customers in a timely manner or at all.

Natural gas, the principal fuel EveryWare uses to manufacture its glass products, is subject to fluctuating prices that could adversely affect its results of operations and financial condition.

Natural gas is the primary source of energy in most of EveryWare’s glass production processes, and variability in the price for natural gas has had and will continue to have an impact on EveryWare’s profitability. EveryWare does not have long-term contracts for natural gas and, as a result, EveryWare’s operating results are strongly linked to the cost of natural gas. We have, from time to time, entered into short-term contracts to hedge certain of our energy costs, including natural gas. For the years ended December 31, 2011 and 2012, EveryWare spent $15.5 million and $14.1 million, respectively, on natural gas. Natural gas prices may rise in the future. To the extent that EveryWare is not able to offset increases in natural gas prices, such as by passing along the cost to its customers, these increases could adversely impact its margins and results of operations. In addition, potential legislation, regulatory action and international treaties related to climate change, especially those related to the regulation of greenhouse gases, may result in significant increases in raw material and energy costs. There can be no assurance that we will be able to recoup any past or future increases in the cost of energy and raw materials.

Transportation disruptions and increased transportation costs could adversely affect EveryWare’s business.

EveryWare imports certain of its products for delivery to its distribution centers, as well as arranges for its customers to import goods to which title has passed overseas or at port of entry. Accordingly, EveryWare is subject to risks incidental to such transportation. These risks include, but are not limited to, increases in fuel costs; the availability of ships, increased security restrictions, work stoppages and carriers’ ability to provide delivery services to meet EveryWare’s shipping needs. EveryWare delivers its products to its customers from its distribution centers or makes such products available for customer pickup from its distribution centers. Prolonged domestic transportation disruptions, as well as workforce or systems issues related to EveryWare’s distribution centers, could have a negative effect on EveryWare’s ability to deliver goods to its customers.

EveryWare’s business requires it to maintain a large fixed-cost base that can affect EveryWare’s profitability.

The high levels of fixed costs of operating manufacturing plants encourage high levels of output, even during periods of reduced demand, which can lead to excess inventory levels and exacerbate the pressure on profit margins. In addition, significant portions of EveryWare’s selling, administrative and general expenses are fixed costs that neither increase nor decrease proportionally with sales. EveryWare’s profitability depends, in part, on its ability to spread fixed costs over an increasing number of products sold and shipped, and if EveryWare reduces its rate of production, its costs per unit increase, negatively impacting EveryWare’s gross margins. Decreased demand or the need to reduce inventories can lower EveryWare’s ability to absorb fixed costs and materially impact its results of operations.

EveryWare’s business may be adversely impacted by work stoppages and other labor relations matters.

EveryWare is potentially subject to work stoppages and other labor disputes because a significant number of production and maintenance employees at its manufacturing facilities are represented by labor unions. These facilities have experienced work stoppages and strikes in the past, and there potentially could be work stoppages and strikes in the future. Any prolonged work stoppage or strike at any one of EveryWare’s principal manufacturing facilities could have a negative impact on its business, results of operations or financial condition. EveryWare is party to collective bargaining agreements that cover most of its manufacturing employees, and EveryWare’s Monaca, Pennsylvania manufacturing plant is subject to a collective bargaining agreement that expires on September 30, 2017. EveryWare’s Lancaster, Ohio manufacturing plant is subject to collective bargaining agreements that expire on September 30, 2013. EveryWare’s intent is to negotiate and enter into new collective bargaining agreements with labor unions representing employees at each facility upon expiration of the existing agreements; however, EveryWare may be unable to do so without lock-outs, strikes or work stoppages. EveryWare also could experience operating inefficiencies as a result of preparations for disruptions in production, such as increasing production and inventories. Any such disruptions or difficulties could have an adverse impact on EveryWare’s results of operations and financial condition. In addition, EveryWare could experience increased operating costs as a result of higher wages or benefits paid to union members upon the execution of new agreements with its labor unions. EveryWare may be unable to manage its growth effectively, which would harm its business, results of operations and financial condition.

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

EveryWare’s products are subject to certain legal requirements relating to health and safety. These legal requirements frequently change and vary among jurisdictions. Compliance with these requirements, or the failure to comply with these requirements, may have a material adverse effect on EveryWare’s operations. If any of EveryWare’s products becomes subject to new regulations, or if any of EveryWare’s products becomes specifically regulated by additional governmental or other regulatory entities, the cost of compliance could be material. For example, the U.S. Consumer Product Safety Commission (the “CPSC”) regulates many consumer products, including EveryWare’s products sold to our consumer customers. New regulations or policies by the CPSC could require EveryWare to change its manufacturing processes, which could materially raise EveryWare’s manufacturing costs. In addition, new regulations could reduce sales of EveryWare’s consumer products. Furthermore, a significant order or judgment against EveryWare by governmental or regulatory authority relating to health or safety matters, or the imposition of a significant fine relating to such matters, or a voluntary or mandatory recall of regulated products may have a material adverse effect on EveryWare’s results of operations and financial condition.

Regulation related to environmental and health and safety matters could negatively impact EveryWare’s results of operations and financial condition.

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

EveryWare has incurred, and expects to incur, costs to comply with environmental legal requirements, including requirements limiting greenhouse gas emissions, and these costs could increase in the future. For example the U.S. EPA issued a finding in 2009 that greenhouse gases contribute to air pollution that endangers public health and welfare. The endangerment finding and EPA’s determination that greenhouse gases are subject to regulation under the Clean Air Act, may lead to regulation of stationary sources of greenhouse gas emissions. The failure to comply materially with existing and new laws, rules and regulations could adversely affect EveryWare’s results of operations and financial condition. Many environmental legal requirements provide for substantial fines, orders and criminal sanctions for violations. In addition, certain environmental laws impose strict liability and, under certain circumstances, joint and several liability on current and prior owners and operators of these sites, as well as persons who sent waste to them, for costs to investigate and remediate contaminated sites.

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

EveryWare is subject to laws and regulations governing the Internet and e-commerce and may be subject to future laws and regulations governing the Internet and e-commerce, which could have a material adverse effect on EveryWare’s operations.

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

A substantial portion of our operating income is derived from license fees. Any significant or material reduction of these fees could have a material adverse effect on our results of operations.

We have entered into license agreements under which we license the ONEIDA® trademark for use by third parties on their products, and a substantial portion of our operating income is derived from license fees under these agreements. License fees from these third parties represented $6.9 million or 1.6% of our consolidated revenues and 36.1% of our consolidated operating income for 2012. Robinson Home Products, Inc., our largest licensee by revenues, exclusively markets ONEIDA® branded flatware, dinnerware, glassware, kitchen tools and accessories and table linens in the consumer sales channels (excluding e-commerce) in the U.S. In 2012, we recognized $5.9 million in license fees from Robinson Home Products, which represented 1.4% of our consolidated revenues and 30.6% of our consolidated operating income for 2012. If we lose our license fees from Robinson Home Products due to a change in our relationship with them or in their business, we would seek to terminate our agreement with them and either market the ONEIDA® branded products directly in our Consumer segment or enter into an alternative arrangement with a new licensee, and, as a result, there could be a disruption in royalty payments the significance and duration of which could have a material adverse effect on our operating income and results of operations for the period in which this disruption occurs.

EveryWare’s pension plans are underfunded and, in the future, the underfunding levels of its pension plans and its pension expense could materially increase.

Many of EveryWare’s employees participate in, and many of EveryWare’s former employees are entitled to benefits under, funded and unfunded defined benefit pension plans and post-retirement welfare plans. All of EveryWare’s U.S. defined benefit pension plans are frozen. Over time, EveryWare has experienced periods of declines in interest rates and pension asset values. As a result, EveryWare’s pension plans and our post-retirement welfare plans are underfunded. Further declines in interest rates or the market value of the securities held by the plans, or certain other changes, could materially increase the underfunded status of EveryWare’s plans in 2013 and beyond and affect the level and timing of required contributions in 2014 and beyond. The unfunded amount of the projected benefit obligation for our global defined benefit pension and post-retirement welfare plans was $19.5 million and $20.5 million at December 31, 2011 and December 31, 2012, respectively. EveryWare currently estimates that it will be required to make contributions to the global funded defined benefit pension plans of approximately $1.1 million in 2013. The current underfunded status of EveryWare’s pension plans will, and a further material increase in the underfunded status of the plans would, significantly increase EveryWare’s required contributions and pension expense, could impair its ability to achieve or sustain future profitability and could adversely affect its financial condition.

Charges related to EveryWare’s employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect its results of operations and financial condition.

In connection with EveryWare’s employee pension and postretirement welfare plans, EveryWare is exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure its obligations and related expense. EveryWare’s total pension and postretirement welfare expense, including pension settlement charges, for all plans was $0.1 million and $0.3 million for the fiscal years ended December 31, 2011 and 2012, respectively. We expect our total pension and postretirement welfare expense for all plans to decrease to $0.1 million in 2013. Volatility in the capital markets affects the performance of our pension plan asset performance and related pension expense. Based on 2012 year-end data, sensitivity to these key market risk factors is as follows:

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

Our ability to recognize the benefit of deferred tax assets is dependent upon future taxable income and the timing of difference reversals.

We recognize the expected future tax benefit from deferred tax assets when realization of the tax benefit is considered more likely than not. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and the timing of reversals of temporary differences. To the extent that these factors differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. As of December 31, 2012, we have recorded a partial valuation allowance. Additionally, future changes in tax laws could impact our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2012, our current deferred tax asset was $6.7 million and our long-term deferred tax asset was $15.9 million, net of a long term deferred tax liability of $8.6 million. We expect the consummation of the Business Combination to result in a “change in control” for purposes of Section 382 of the Internal Revenue Code. This will apply an annual limitation on our ability to use net operating losses that existed at the date of the change in control.

We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our results of operations and financial condition.

As of June 30, 2013, EveryWare had approximately $279.7 million of indebtedness, consisting of the $250.0 million term loan, $26.9 million of borrowings under EveryWare’s amended and restated ABL facility, which provides up to $50.0 million of borrowing capacity, subject to certain “borrowing base” limitations, and $2.8 million of other indebtedness.

Our indebtedness could have important consequences to our investors, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•

requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures or other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate;

•	placing us at a competitive disadvantage as compared to our competitors that are not as highly leveraged; and

•	limiting our ability to borrow additional funds and increasing the cost of any such borrowing.

An increase in interest rates would adversely affect our profitability. To the extent that our access to credit is restricted because of our own performance or conditions in the capital markets generally, our financial condition would be materially adversely affected. Our level of indebtedness may make it difficult to service our debt, and may adversely affect our ability to obtain additional financing, use operating cash flow in other areas of our business or otherwise adversely affect our operations.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those that were required of Former EveryWare as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable to EveryWare. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 21, 2013, immediately prior to the closing of the Business Combination, we issued 1,050,000 shares of common stock to Clinton Magnolia Master Fund, Ltd. (the “Sponsor”) and 600,000 shares of common stock to Clinton Spotlight Master Fund, L.P. (“Spotlight”), an affiliate of the Sponsor, at a purchase price of $10.00 per share (the “Private Placement”). The issuance of common stock in the Private Placement was not registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon an exemption from registration under the Securities Act, by reason of Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

On May 21, 2013, we issued 15,690,000 shares of common stock to the former stockholders of EveryWare LLC (f/k/a EveryWare Global, Inc.) as part of the consideration for the Business Combination pursuant to the Merger Agreement. The issuance of common stock pursuant to the Merger Agreement was not registered under the Securities Act in reliance upon an exemption from registration under the Securities Act, by reason of Section 4(a)(2) of the Securities Act.

Use of Proceeds

On February 29, 2012, we consummated our initial public offering of 7,500,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $12.00 per share. The warrants became exercisable on June 20, 2013 and expire on June 20, 2018. The units in the initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $75.0 million. Deutsche Bank Securities acted as sole book-running manager of the initial public (the “Underwriter”). The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 173687). The SEC declared the registration statement effective on February 24, 2012.

We paid a total of $1.9 million in underwriting discounts and commissions and approximately $0.5 million for other costs and expenses related to the offering. In addition, the Underwriter agreed to defer $2.25 million in underwriting discounts and commissions, which amount was paid upon consummation of the Business Combination. We also repaid notes outstanding to our Sponsor (an entity controlled by George Hall, our former Chief Investment Officer) from the proceeds of the initial public offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $2.25 million in underwriting discounts and commissions) and the offering expenses, the total net proceeds from the initial public offering and the concurrent private placement of warrants to our sponsor was approximately $75.8 million, of which $75.1 million (or approximately $10.00 per unit sold in the initial public offering) was placed in a trust account.

Upon the consummation of the Business Combination on May 21, 2013, the net proceeds from the initial public offering held in the trust account were disbursed and were used, together with $16.5 million of proceeds from the Private Placement and approximately $69.9 million of net new borrowings from a concurrent debt refinancing, as follows: (i) approximately $46.8 million to redeem 4.7 million shares of common stock; (ii) approximately $90.0 million as cash consideration to the former stockholders of Former EveryWare for the Business Combination; (iii) approximately $5.8 million to make a payment to our warrantholders in connection with an amendment to the warrant agreement governing the warrants; (iv) approximately $2.25 million of deferred fees due to the Underwriter in connection with our initial public offering; and (v) approximately $16.7 million to pay debt financing and transaction costs and management fees.

Repurchases of Equity Securities

The following table sets forth information in connection with repurchases made by us of our common stock during the three months ended June 30, 2013:

	(a) Class and Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (April 1, 2013 through April 30, 2013)	—	—	—	—
Month #2 (May 1, 2013 through May 31, 2013)	4,679,627	$10.00	—	—
Month #3 (June 1, 2013 through June 30, 2013)	—	—	—	—

We did not repurchase any of our common stock as part of an equity repurchase program during the three months ended June 30, 2013. In connection with the closing of the Business Combination, we redeemed a total of 4,679,627 shares of its common stock pursuant to the terms of our second amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of $46.8 million.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

The disclosure set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 — Departures of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K in connection with the appointment of Kerri Cárdenas Love as the Company’s Chief Administrative Officer.

Appointment of Chief Administrative Officer

On August 12, 2013, the Compensation Committee of Company’ Board of Directors (the “Compensation Committee”) approved Ms. Kerri Cárdenas Love’s appointment as the Company’s Chief Administrative Officer. Ms. Love has served as the Company’s Senior Vice President, General Counsel and Secretary since May, 2012. Prior to joining the Company in 2012, Ms. Love worked in private legal practice as a solo practitioner from January 2010 to May 2012. From 2006 until 2009, Ms. Love served as in-house counsel for Greif, Inc. (NYSE: GEF), the world’s largest industrial packaging company with operations in over 50 countries. Prior to that Ms. Love was senior counsel with VIA NET.WORKS, Inc. (NASDAQ: VNWI; Euronext: VNWI) from 1998 to 2005.

In connection with Ms. Love’s appointment as Chief Administrative Officer, the Compensation Committee approved changes to Ms. Love’s compensation, including a base salary of $280,000 per year and subject to increases as may be approved by the Compensation Committee from time to time. Ms. Love will also be eligible to receive, pursuant to the terms and conditions set forth in the Company’s Bonus Plan, an annual cash bonus, based upon achievement of annual performance goals and objectives established by the Compensation Committee on an annual basis, with a target bonus of 90% of her base salary.

There are no other arrangements or understandings pursuant to which Ms. Love was appointed Chief Administrative Officer. There are no family relationships between Ms. Love and any of the Company’s directors or executive officers. Except for the Employment Agreement, dated as of December 31, 2012, between the Company and Ms. Love, previously filed with the Company’s Current Report on Form 8-K filed on May 28, 2013, there are no related party transactions between the Company and Ms. Love reportable under Item 404(a) of Regulation S-K.

ITEM 6	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

2.1	Business Combination Agreement and Plan of Merger, dated as of January 31, 2013, by and among ROI Acquisition Corp., ROI Merger Sub Corp., ROI Merger Sub LLC and EveryWare Global, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on January 31, 2013).

2.2	Amendment No. 1 to the Business Combination Agreement and Plan of Merger, dated as of May 8, 2013, by and among ROI Acquisition Corp., ROI Merger Sub Corp., ROI Merger Sub LLC and EveryWare Global, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2013).

3.1	Third Amended and Restated Certificate of Incorporation of EveryWare Global, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

3.2	Amended and Restated Bylaws of EveryWare Global, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.1	Amendment No. 1, dated as of May 21, 2013, to the Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.1	Term Loan Agreement, dated as of May 21, 2013, among Anchor Hocking, LLC, Oneida Ltd., Universal Tabletop, Inc., Deutsche Bank Securities Inc., Jefferies Finance LLC Deutsche Bank AG, New York Branch and various lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.2	Guarantee and Collateral Agreement, dated as of May 21, 2013, among Anchor Hocking, LLC, Oneida Ltd, each other grantor from time to time party thereto, and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.3	Second Amended and Restated Loan and Security Agreement, dated as of May 21, 2013, by and among Oneida Ltd., Anchor Hocking, LLC, Universal Tabletop, Inc., Wells Fargo Bank, National Association and the other parties thereto (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.4	ABL Intercreditor Agreement, dated as of May 21, 2013, among Wells Fargo Bank, National Association and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.5	Amended and Restated Registration Rights Agreement, dated as of May 21, 2013, by and among the Company and the investors party thereto (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.6	Lockup Agreement, dated as of May 21, 2013, by and among EveryWare Global, Inc., Monomoy Capital Partners, L.P., MCP Supplemental Fund, L.P., Monomoy Executive Co-Investment Fund, L.P., Monomoy Capital Partners II, L.P. and MCP Supplemental Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.7	Governance Agreement, dated as of May 21, 2013, by and between EveryWare Global, Inc. and each of Clinton Magnolia Master Fund, Ltd., Monomoy Capital Partners, L.P., MCP Supplemental Fund, L.P., Monomoy Executive Co-Investment Fund, Monomoy Capital Partners II, L.P. and MCP Supplemental Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

Exhibit No.	Description

10.8	Letter Agreement, dated as of May 21, 2013, by and among EveryWare Global, Inc., Monomoy Capital Partners, L.P., MCP Supplemental Fund, L.P., Monomoy Executive Co-Investment Fund, L.P., Monomoy Capital Partners II, L.P. and MCP Supplemental Fund II, L.P. (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.9	EveryWare Global, Inc. 2013 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.30 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.10	Supplier Agreement, dated as of April 18, 2013, between Anchor Hocking LLC, Wal-Mart Stores, Inc., Wal-Mart Stores East, LP, Wal-Mart Stores East, Inc., Wal-Mart Stores Texas, LP, Sam’s West, Inc., Sam’s East, Inc. and affiliates (incorporated by reference to Exhibit 10.32 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.11	Form of Indemnification Agreement for Messrs. De Perio, McCray and Baldwin (incorporated by reference to Exhibit 10.33 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.12	Form of Indemnification Agreement for Messrs. Kasoff, Krueger, Sheppard and Wainshal (incorporated by reference to Exhibit 10.34 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.13	Form of Indemnification Agreement for Messrs. Collin and Presser (incorporated by reference to Exhibit 10.35 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.14	Common Stock Purchase Agreement, dated May 20, 2013, between ROI Acquisition Corp. and Clinton Magnolia Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 21, 2013).

10.15	Common Stock Purchase Agreement, dated May 20, 2013, between ROI Acquisition Corp. and Clinton Spotlight Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 21, 2013).

10.16	Lockup Agreement, dated May 20, 2013, among ROI Acquisition Corp., Clinton Spotlight Master Fund, L.P. and Clinton Magnolia Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 21, 2013).

10.17	Amendment No. 1 to the EveryWare Global, Inc. 2012 Stock Option Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.18	Confidential Separation Agreement and General Release, dated as of May 23, 2013, between EveryWare Global, Inc. and Andrew Church (incorporated by reference to Exhibit 10.40 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.19	Form of Stock Option Agreement pursuant to the EveryWare Global, Inc. 2013 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 17, 2013).

31.1	Certification by John K. Sheppard, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Bernard Peters, Chief Financial Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERYWARE GLOBAL, INC.

Date: August 14, 2013	By:	/s/ Bernard Peters
Bernard Peters
Chief Financial Officer
(Principal financial and accounting officer
and duly authorized officer)