Form 10-Q
period 2013-09-30
EveryWare Global, Inc.
filed 2013-11-14
CIK 1532543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-35437
EveryWare Global, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	45-3414553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

519 North Pierce Avenue, Lancaster, Ohio	43130
(Address of principal executive offices)	(Zip Code)

(740) 681-2500 (Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of the Registrant’s common stock, par value $0.0001 per share, at November 1, 2013 was 22,045,373 shares.

EVERYWARE GLOBAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

The accompanying unaudited Condensed Consolidated Financial Statements of EveryWare Global, Inc. and all majority-owned subsidiaries (collectively, “EveryWare” or the “Company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

ITEM 1 – FINANCIAL STATEMENTS

EVERYWARE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$108,652	$101,602	$305,619	$292,958
License fees	1,664	1,767	4,886	5,172
Total revenue	110,316	103,369	310,505	298,130
Cost of sales	87,589	80,604	233,800	219,914
Gross margin	22,727	22,765	76,705	78,216
Selling, distribution and administrative expense	20,052	20,466	58,911	63,759
Restructuring	410	257	290	257
(Gain) loss on disposal of assets	—	(49)	(4)	111
Income from operations	2,265	2,091	17,508	14,089
Other (income) expense, net	(315)	(403)	(99)	1,205
Gain on bargain purchase	(1,150)	—	(1,150)	—
Interest expense	5,498	4,491	22,286	17,905
Loss before income taxes	(1,768)	(1,997)	(3,529)	(5,021)
Income tax (benefit) expense	(661)	(518)	(420)	77
Net loss	$(1,107)	$(1,479)	$(3,109)	$(5,098)

Earnings (loss) per share:
Basic	$(0.06)	$(0.12)	$(0.20)	$(0.42)
Diluted	$(0.06)	$(0.12)	$(0.20)	$(0.42)

Weighted average shares:
Basic	19,759,567	12,190,000	15,591,305	12,190,000
Dilutive effect of stock-based awards	—	—	—	—
Diluted	19,759,567	12,190,000	15,591,305	12,190,000

See notes to consolidated financial statements.

EVERYWARE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(1,107)	$(1,479)	$(3,109)	$(5,098)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,063	307	31	181
Natural gas hedge adjustments, net of tax expense of $115, $723, $586, and $976, respectively	191	1,206	977	1,625
Total other comprehensive income (loss), net of tax	1,254	1,513	1,008	1,806
Comprehensive income (loss)	$147	$34	$(2,101)	$(3,292)

See notes to consolidated financial statements.

EVERYWARE GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$1,384	$2,672
Trade accounts receivable, less allowance for doubtful accounts of $3,783 and $7,809, respectively	58,236	50,382
Other accounts and notes receivable	5,804	3,480
Inventories, net of reserves of $8,553 and $7,238	142,171	107,979
Assets held for sale	2,324	2,324
Income taxes receivable	561	795
Other current assets	7,382	4,738
Deferred tax asset	6,103	6,689
Total current assets	223,965	179,059
Property, plant and equipment, net	49,728	49,336
Goodwill	8,559	8,559
Other intangible assets	49,865	52,500
Deferred tax asset	15,955	15,890
Other assets	8,577	7,230
Total assets	$356,649	$312,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,488	$1,248
Accounts payable	46,580	36,319
Accrued liabilities	28,036	31,129
Income taxes payable	18	113
Accrued pension	1,824	1,823
Current portion of long-term debt	3,040	10,774
Other current liabilities	527	2,083
Total current liabilities	81,513	83,489
Revolver	34,100	35,175
Long-term debt	247,477	135,892
Accrued postretirement liability	909	921
Accrued pension liability	8,172	8,597
Income taxes payable	555	871
Deferred income taxes	8,635	8,635
Deferred gain on sale / leaseback	15,776	16,617
Other liabilities	13,389	13,684
Total liabilities	410,526	303,881
Stockholders’ equity:
Undesignated preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Class A voting common stock, $0.0001 par value, 100,000,000 authorized, 20,519,638 issued and outstanding, net of 1,525,535 subject to forfeiture, at September 30, 2013 and 12,190,000 issued and outstanding at December 31, 2012	2	748
Additional paid-in capital	67	22,444
Retained deficit	(49,456)	(9,001)
Accumulated other comprehensive loss	(4,490)	(5,498)
Total stockholders’ equity	(53,877)	8,693
Total liabilities and stockholders’ equity	$356,649	$312,574

See notes to consolidated financial statements.

EVERYWARE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,109)	$(5,098)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	180	—
Depreciation and amortization	12,093	10,474
Amortization of deferred gain on sale/leaseback	(839)	(840)
Allowance for doubtful accounts	987	664
Allowance for inventory valuation	457	639
Loss on disposal of property and equipment	(4)	111
Gain on bargain purchase	(1,150)	—
Deferred income taxes	(1,181)	916
Natural gas hedge MTM adjustment	(977)	(1,625)
Changes in assets and liabilities, excluding effects of acquisition and foreign currency adjustments:
Receivables	(9,356)	(4,702)
Inventories	(33,159)	(14,023)
Other assets	(129)	(2,265)
Accounts payable	10,260	3,887
Accrued liabilities	(3,836)	413
Other liabilities	(886)	(214)
Net cash used in operating activities	(30,649)	(11,663)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and capitalized software development costs	(8,941)	(13,811)
Proceeds from dispositions of property and equipment	—	273
Cash paid for acquisition	(3,470)	—
Note receivable	(633)	—
Net cash used in investing activities	(13,044)	(13,538)
CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) short term debt	201	768
Net proceeds from (repayments of) borrowings under revolving credit facility	(1,075)	(11,413)
Net proceeds from long term debt	250,000	150,000
Net repayments of long term debt	(145,915)	(104,290)
Cash paid to EveryWare stockholders	(90,000)	—
Redemption of warrants	(5,838)	—
Redemption of ROI shares	(46,741)	—
Cash from ROI trust	75,173	—
Proceeds from the issuance of stock	16,500	—
Equity issuance costs	(9,619)	—
Dividends paid	—	(10,287)
Net cash provided by financing activities	42,686	24,778
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(281)	(286)
NET DECREASE IN CASH	(1,288)	(709)
CASH:
Beginning of period	2,672	973
End of period	$1,384	$264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,090	$11,736
Cash paid during the period for income taxes	$110	$123

See notes to consolidated financial statements.

EVERYWARE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

EveryWare is a leading global marketer of tabletop and food preparation products for the consumer and foodservice markets. We operate our business in four segments: consumer, foodservice, specialty and international. International includes all countries in which we operate other than the U.S. and Canada.

We offer a comprehensive line of tabletop and food preparation products, such as bakeware, beverageware, serveware, storageware, flatware, dinnerware, crystal, buffetware and hollowware; premium spirit bottles; cookware; gadgets; candle and floral glass containers; and other kitchen products. We market our products globally under the Anchor Hocking®, Anchor®, Anchor Home®, FireKing®, Oneida®, Buffalo China®, Delco® and Sant’ Andrea® brands; in Europe under the Viners®, Mermaid®, Great British Bakeware® and Longlife® brands; and in Latin America under the Ana Maria Braga®, Anchor Hocking®, Oneida® and W.A. Rogers® brands. Our customers range from Fortune 500 companies to medium and small-sized companies in the consumer, foodservice, business-to-business and e-commerce channels. We operate two glass manufacturing plants in the U.S. and three metal bakeware manufacturing plants in the United Kingdom and source a variety of tableware products from third parties, primarily in Asia and Europe

The Company’s website can be found at www.everywareglobal.com. All reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, along with our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all other related reports are made available on our Company website under Investor Relations. The Company’s shares are traded on the NASDAQ stock exchange under the ticker symbol EVRY.

2. BUSINESS COMBINATIONS

On November 1, 2011, Universal Tabletop, Inc. (“Universal”), a subsidiary of EveryWare Global, Inc. (“Former EveryWare”), acquired 100% of the capital stock of Oneida Ltd. (“Oneida”) in a reverse subsidiary merger transaction (the “Oneida Merger”). At the time of the Oneida Merger, Monomoy Capital Partners II, L.P. (“MCP II”) owned all of the outstanding equity of Former EveryWare. The Oneida Merger was accounted for as a business combination using the purchase method of accounting, with the purchase price allocated to the net assets acquired (assets acquired less liabilities assumed) based on estimated acquisition date fair values. The purchase price paid by Universal to acquire Oneida and related purchase accounting adjustments resulted in a new basis of accounting for the successor entity.

On March 23, 2012, Anchor Holding Inc. (“Anchor Holdings”) merged into Former EveryWare (the “Anchor Merger”). An affiliate of MCP II owned approximately 93% of the outstanding Anchor equity interests at the time of the Anchor Merger. The Anchor Merger was considered a transaction between entities under common control of Monomoy Capital Management under ASC 805, Business Combinations. As a result, the Anchor Merger did not result in a new basis of accounting and the assets and liabilities of Anchor Holdings, and Oneida, an indirect wholly-owned subsidiary of Former EveryWare, were reflected at historical cost. Although Anchor Holdings was not the legal acquirer, it was treated as the acquiring entity for accounting purposes. EveryWare’s audited 2012 financial statements reflect the combined activity from Oneida and Anchor Holdings for the full year ended December 31, 2012 and EveryWare’s unaudited financial statements for the three and nine month periods ended September 30, 2012 reflect the combined activity from Oneida and Anchor for the entire three and nine month periods, respectively.

On January 31, 2013, ROI Acquisition Corp. (“ROI”), ROI Merger Sub Corp. (“Merger Sub Corp.”), ROI Merger Sub LLC (“Merger Sub LLC”), and Former EveryWare entered into a Business Combination Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of Merger Sub Corp. with and into Former EveryWare (the “Business Combination”), with Former EveryWare surviving the merger as a wholly-owned subsidiary of ROI, immediately followed by the merger of Former EveryWare with and into Merger Sub LLC, with Merger Sub LLC surviving the merger as a wholly-owned subsidiary of ROI. On May 21, 2013, the stockholders of ROI approved the Business Combination, and the Business Combination was consummated. In connection with the closing of the Business Combination, ROI changed its name from ROI Acquisition Corp. to EveryWare Global, Inc. (“Company or EveryWare”). Former EveryWare was previously a private company.

On May 21, 2013 (the "Closing Date"), pursuant to the Merger Agreement, the Business Combination was consummated. In connection with the Business Combination, the Company redeemed 4,679,627 shares of its common stock pursuant to the terms of the Company’s second amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of $46,741. In the Business Combination, the Company paid the following consideration to the former equity holders of Former EveryWare: (i) $90,000 in aggregate cash consideration, (ii) 12,190,000 shares of the Company's common stock and (iii) 3,500,000 additional shares which are subject to forfeiture in the event that the trading price of the Company's common stock does not exceed certain price targets subsequent to the closing (the “Earnout Shares”).

As of the Closing Date the former equity holders of Former EveryWare owned approximately 71.2% of the outstanding common stock of the Company (including the Earnout Shares), the ROI founders and sponsors owned approximately 16.0% of the outstanding common stock of the Company and the pre-closing ROI public stockholders owned approximately 12.8% of the outstanding common stock of the Company. ROI was incorporated under the laws of the state of Delaware in 2011 for effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving ROI and one or more businesses.

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

As of the Closing Date, there were 22,045,373 shares of common stock of the Company outstanding and warrants exercisable for 5,838,334 shares of common stock were also outstanding. The 22,045,373 shares of common stock included 4,051,471 of Earnout Shares that were subject to forfeiture until certain price targets were achieved. In the event the last sale price of our common stock does not equal or exceed certain price targets subsequent to the closing (as adjusted for stock splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30 trading day period on or prior to the fifth (5th) anniversary of the closing date, each Former EveryWare stockholder would forfeit any and all rights to a pro rata portion of the shares which were issued at the closing as part of the Earnout Shares. Additionally, the sponsors of ROI were issued Earnout Shares, which vest under the same conditions as the Earnout Shares issued to each Former EveryWare stockholder.

	Vesting Triggered at $11.00	Vesting Triggered at $12.50	Vesting Triggered at $15.00
Former EveryWare stockholders	1,000,000	1,250,000	1,250,000
Sponsors of ROI	—	267,380	284,091
Total Earnout Shares	1,000,000	1,517,380	1,534,091

During the three months ended September 30, 2013, the vesting triggers associated with $11.00 and $12.50 share prices were achieved; therefore 2,517,380 of Earnout Shares vested.

Accounting Treatment of Business Combination

Former EveryWare is considered the acquirer of ROI for accounting purposes, and has accounted for the Business Combination as a recapitalization because it obtained effective control of ROI. There is no change in control since Former EveryWare’s operations comprises the ongoing operations of the combined entity, its senior management became the senior management of the combined entity, and its former owners own a majority voting interest in the combined entity and are able to elect a majority of the combined entity’s board of directors. Accordingly, the Business Combination does not constitute the acquisition of a business for purposes of ASC 805. As a result, the assets and liabilities of Former EveryWare and ROI are carried at historical cost and the Company has not recorded any step-up in basis or any intangible assets or goodwill as a result of the Business Combination. All direct costs of the Business Combination are offset to additional paid-in-capital. The financial statements presented herein are those of Former EveryWare for all periods prior to the Business Combination.

In the condensed consolidated financial statements, the recapitalization of the number of shares of common stock attributable to Former EveryWare stockholders is reflected retroactively to January 1, 2012. Accordingly, the number of shares of common stock presented as outstanding as of January 1, 2012 totaled 12,190,000, consisting of the number of shares of common stock issued to Former EveryWare stockholders. This number of shares was also used to calculate the Company’s earnings per share for all periods prior to the Business Combination.

The cash flows related to the Business Combination, as reported in the Condensed Consolidated Statement of Cash Flow are summarized as follows:

(dollars in thousands)	Amount
Cash in trust at ROI	$75,173
Add: proceeds from issuance of shares	16,500
Less: redemption of ROI public shares	(46,741)
Less: payment to warrant holders	(5,838)
Net cash received from trust in the Merger	$39,094

The Company used the $39,094 of cash received from the ROI trust, together with $69,940 of proceeds from debt incurred in connection with the Business Combination date, to fund the $90,000 payment to Former EveryWare shareholders and pay fees and expenses of $19,034 related to the Business Combination.

On June 18, 2013, the Company completed the acquisition of the Samuel Groves and George Wilkinson business divisions of Metalrax Housewares Limited (“Metalrax”), a U.K. housewares manufacturer and distribution company, for approximately $3,470. This transaction meets the definition of a business combination under the Financial Accounting Standards Board’s (FASB) Accounting Standard Codification (ASC) 805, Business Combinations, (ASC 805). The results of operations from the period of acquisition through the end of the reporting period have been reflected in earnings for the nine month period ended September 30, 2013. This acquisition is immaterial to the Company’s consolidated financial statements; therefore the Company has not prepared pro-forma financial information to reflect the impact of this acquisition.

Preliminary valuations for the intangible assets, property, plant and equipment and inventory have been performed as of the reporting date. We engaged a third party to perform a formal valuation of the intangible assets. The financial statements reflect our preliminary valuations of the inventory, property plant and equipment and intangible assets we acquired in the transaction. The Company’s estimates have been included in the consolidated balance sheet at September 30, 2013. As a result of performing the preliminary valuations, we determined the Company had entered into a bargain purchase transaction, in which the fair value of the acquired assets exceeded the consideration that consideration transferred. Therefore, during the third quarter of 2013, we recorded a gain on the bargain purchase of the Metalrax business in the amount of $1,150.

On September 16, 2013 Universal entered into a joint venture agreement with BT Partners, a Brazilian sociedade limitada, through a newly organized Brazilian limited liability company EveryWare Global Brasil Distribuidora, Ltda (“EveryWare Brasil”). This agreement allows EveryWare Brasil to focus on distributing Universal products within the Brazilian tabletop market. The Company will reflect this transaction as a non-controlling interest in the fourth quarter.

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

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. These consolidated financial statements include four reportable segments, as disclosed in Note 14.

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

New Accounting Standards
In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires companies to present, either in a note or parenthetically on the face of the financial statements, the effect of amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This update is effective for interim and annual reporting periods beginning after December 15, 2012. Required interim disclosures have been made in our Condensed Consolidated Financial Statements at June 30, 2013.

In March 2013, the FASB issued Accounting Standards Update 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 clarified that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The FASB also clarified that if a business combination is achieved in stages related to a previously held equity method investment (step-acquisition) that is a foreign entity, the amount of accumulated other comprehensive income that is reclassified and included in the calculation of gain or loss as of the acquisition date shall include any foreign currency translation adjustment related to that previously held investment. The amendments are effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. While we do not expect a material impact on the Company’s financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future transactions subject to the amendments.

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

4. INVENTORIES

Inventories by major classification are as follows:

	September 30,	December 31,
(dollars in thousands)	2013	2012
Finished goods and in-transit	$121,071	$89,765
Work in progress	23,837	21,376
Raw materials	5,816	4,076
Total	150,724	115,217
Less reserves	(8,553)	(7,238)
Total inventory, net	$142,171	$107,979

5. GOODWILL

The changes in the carrying amount of goodwill are as follows:

	September 30,	September 30,
(dollars in thousands)	2013	2012
Beginning of year	$8,559	$8,559
Acquisitions	—	—
Goodwill adjustments	—	—
Foreign currency impact	—	—
End of period	$8,559	$8,559

6. DEBT

The Company's debt at September 30, 2013 and December 31, 2012, respectively is shown below.

(dollars in thousands)			September 30,	December 31,
Short-Term Debt Instrument	Interest Rate	Maturity Date	2013	2012
U.K. short-term borrowing	floating	annual renewal	$1,488	$1,248

Long-Term Debt Instruments			2013	2012
New Term Loan	floating	May 21, 2020	$249,375	$—
New ABL Facility	floating	May 21, 2018	34,100	—
Old Term Loan	floating	refinanced on May 21, 2013	—	145,000
Old Facility	floating	refinanced on May 21, 2013	—	35,175
Note payable-PBGC	4.50%	December 31, 2015	900	1,200
Capitalized leases	various fixed		242	466
Total Long-Term Debt			284,617	181,841
Less: Current Portion			(3,040)	(10,774)
Long-Term Debt			$281,577	$171,067

U.S. Credit Agreements
The NewTerm Loan facility completed on May 21, 2013 refinanced the Old Term Loan facility and was syndicated by Deutsche Bank AG as administrative agent for the syndicated lenders. The principal amount of the New Term Loan is $250,000 and it has a maturity date of May 21, 2020. The New Term Loan is guaranteed by our wholly-owned U.S. subsidiary Universal Tabletop, Inc. (“Universal”), and its domestic subsidiaries. The New Term Loan is secured on first-priority basis by the assets of Universal and its domestic subsidiaries, other than with respect to the assets securing the New ABL facility, which secure the New Term Loan facility on a second-priority basis. Principal amortization is payable in consecutive quarterly installments beginning September 30, 2013 in the amount of 0.25% of the amount of the New Term Loan outstanding at such date until maturity. The Company is also obligated to make mandatory prepayments upon the occurrence of certain events, including additional debt issuances, common and preferred stock issuances, certain asset sales and excess cash flow generation. The New Term Loan has an accordion provision that allows the Company to automatically borrow an additional $50,000 subject to certain conditions.

At the Company’s option, borrowings under the New Term Loan bear interest at either: (i) Eurodollar Rate or (ii) the Base Rate (which means for any day, a rate per annum equal to the greatest of: (a) the Prime Rate in effect on such day, and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Eurodollar Rate for a one month interest period plus 1.00%; provided that the Base Rate will be deemed to be no less than 2.25%). The New Term Loan has a Eurodollar Rate floor of 1.25%. For Eurodollar Rate and Base Rate borrowings, respectively, the applicable interest rate margin is a fixed 6.25% and 5.25%. In connection with the refinancing of the New Term Loan, the Company capitalized deferred financing fees of $8,601 and wrote off $6,194 associated with the refinanced Old Term Loan.

The second amendment to our ABL revolving credit facility completed on May 21, 2013 (the “New ABL Facility”)
provides borrowings for general corporate purposes having a maximum commitment of $50,000 and a $20,000 sub-limit for letters of credit and a swing line sublimit equal to the greater of $5,000 or 10% of the maximum credit. The facility matures on May 21, 2018. At the election of the Company, the New ABL Facility provides for additional commitment of up to $25,000. Availability under the New ABL Facility is subject to an asset borrowing formula based on eligible accounts receivable and inventory. At September 30, 2013, the Company had excess availability under the New ABL Facility of $7,055 to be drawn upon as needed (which includes a reduction of $8,845 for outstanding standby letters of credit) with a blended interest rate of 2.55%. The New ABL Facility is guaranteed by Universal and its domestic subsidiaries. The New ABL Facility is secured on a first-priority basis by certain current assets, such as accounts receivable, inventory, cash, securities, deposit accounts and securities accounts.

Borrowings under the New ABL Facility bear interest at either: (i) LIBO Rate or (ii) the Base Rate (which means for any day, a rate per annum equal to the greater of: (a) the Prime Rate in effect on such day, and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the LIBO Rate plus 1.00%). In addition, the facilities have applicable interest rate margins. For LIBO Rate and Base Rate borrowings, the margin is determined according to an availability matrix. The margin at September 30, 2013 was 2.00% and 1.00% for LIBO and Base Rate, respectively. In connection with amending the Old ABL Facility, the Company capitalized deferred financing fees of $245 and wrote off $294.

The New ABL Facility and New Term Loan each contain customary operating and financial conditions and covenants, including but not limited to restrictions on additional indebtedness, mergers and acquisitions, liens, investments, issuances of capital stock and dividends. In addition, the New Term Loan requires that a maximum leverage ratio and minimum interest coverage ratio be maintained. The New ABL Facility requires that a certain minimum fixed charge coverage ratio be maintained if adjusted availability (as defined under the agreement) is below 12.5% of the Maximum Revolver Amount, or $6,250, at September 30, 2013. At September 30, 2013, the fixed charge coverage ratio covenant under the New ABL Facility was not operative as availability was greater than $6,250. Failure to satisfy any of the covenants could result in an event of default that could result in an inability to access the funds necessary to fund the Company’s operations. We were in compliance with all legal and financial covenants at September 30, 2013.

PBGC Promissory Note
On September 15, 2006, Oneida issued a $3,000 promissory note to the Pension Benefit Guaranty Corporation (“PBGC”) payable in equal installments annually over 10 years with interest paid annually at a rate of 4.5%. At September 30, 2013, $900 was outstanding on the promissory note.

U.K. Short-Term Borrowing
We maintain a Sterling-denominated borrowing facility to support working capital requirements at our U.K. subsidiary operations. This facility is collateralized by U.K. subsidiary trade accounts receivable. The advance rate is 80% of eligible trade accounts receivable with a maximum borrowing limit of £1,400 ($2,289). Assuming there is no event of default, the facility automatically renews annually. Interest on the facility is 2.40% margin plus Barclays Bank base rate (0.50% at September 30, 2013). At September 30, 2013, borrowings outstanding under the facility were £910 ($1,488). A separate agreement with Barclays Bank provides for a standby letter of credit facility of up to £200 ($327). At September 30, 2013, £200 ($327) of standby letters of credit were issued to beneficiaries under this facility.

Subsequent to September 30, 2013, we refinanced the existing Barclays Bank Sterling-denominated borrowing facility with Burdale Bank, an affiliate of our U.S. lender Wells Fargo. The new borrowing facility has a £7,000 maximum collateral commitment based on eligible inventory and accounts receivable at our U.K. subsidiary.

7. RETIREMENT BENEFIT PLANS

Funded Pension Plans
The Company maintains various defined benefit pension plans with the Oneida subsidiaries. Oneida has two U.S. based defined benefit pension plans covering the former (a) salaried, and (b) union employees of Buffalo China, Inc., a subsidiary located in the U.S. Additionally, Oneida maintains a defined benefit pension plan covering the employees of its United Kingdom subsidiaries. Oneida also offers defined contribution plans to employees of its United Kingdom and Canadian subsidiary, as well as other similar benefits to employees of the Chinese and Mexican subsidiaries. The Company also offers a 401(k) savings plan to all Company domestic employees.

The net periodic pension cost for the Company’s qualified defined pension plans was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
U.S. Pension Plans:
Service cost	$—	$—	$—	$—
Interest cost	276	279	830	837
Expected return on plan assets	(338)	(312)	(1,015)	(937)
Net periodic pension (benefit)	$(62)	$(33)	$(185)	$(100)

Non-U.S. Pension Plans:
Service cost	$3	$4	$9	$12
Interest cost	54	59	162	178
Expected return on plan assets	(87)	(84)	(261)	(251)
Net periodic pension (benefit)	$(30)	$(21)	$(90)	$(61)

Other Pension Plans
The Company maintains two non-qualified unfunded plans designed to provide additional retirement benefits to former executives of its Oneida subsidiary; the Supplemental Executive Retirement Plan (“SERP”) and the Restoration Plan.

Upon retirement, SERP participants receive an annual retirement allowance, as defined by the plan, less amounts paid under the qualified retirement plan, social security and retirement allowances from previous employers. All participants under this plan are currently retired. The Restoration Plan benefit is designed similarly to the SERP. This plan was frozen during 2005 and benefits for employees not vested were terminated.

The net periodic pension cost for the Company’s non-qualified unfunded U.S. pension plans was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
SERP:
Service cost	$—	$—	$—	$—
Interest cost	15	16	45	46
Net periodic pension cost	$15	$16	$45	$46

Restoration Plan:
Service cost	$—	$—	$—	$—
Interest cost	88	16	266	49
Net periodic pension cost	$88	$16	$266	$49

Post-Retirement Plans
The Company maintains various post retirement plans with the Anchor and Oneida subsidiaries. Anchor agreed to acquire the Accumulated Post-retirement Benefit Obligations for the contractual post-retirement benefit (the “Plan”) due to collective bargaining employees at the Monaca facility. The Plan provides 100% coverage after retirement for hospital, surgical, physician, and diagnostic services subject to a $5 lifetime maximum. Oneida maintains a post-retirement medical, drug and life insurance plan for employees of its Canadian subsidiary and post retirement life insurance for its domestic subsidiaries.

The net periodic pension cost for the Company’s U.S and non-U.S. qualified defined benefit and post-retirement plans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
U.S. Post-Retirement Plans:
Service cost	$7	$7	$21	$21
Interest cost	5	5	15	15
Expected return on plan assets	—	—	—	—
Net amortization	(7)	(7)	(22)	(22)
Net periodic pension cost	$5	$5	$14	$14

Non-U.S. Post-Retirement Plans:
Service cost	$—	$—	$—	$—
Interest cost	4	4	11	11
Expected return on plan assets	—	—	—	—
Net amortization	2	2	7	7
Net periodic pension cost	$6	$6	$18	$18

Deferred Compensation Plan
The Company maintains a deferred compensation plan for select employees who had elected to defer a certain percentage of annual salary. Deferrals to the plan have been suspended. This plan is a Company obligation and does not match any contributions. Each participant earns interest based upon the Moody’s Baa corporate bond rate, adjusted quarterly, on his or her respective deferred compensation balance. Upon retirement or termination, participants are generally paid out in monthly installments over 10 years.

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

The following table summarizes the Company’s provision for income taxes and the related effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Loss before income taxes	$(1,768)	$(1,997)	$(3,529)	$(5,021)
Income tax expense (benefit)	(661)	(518)	(420)	77
Effective tax rate	37.4%	25.9%	11.9%	(1.5)%

For the three months ended September 30, 2013, the Company recorded a 37.4% effective tax rate compared to 25.9% for the three months ended September 30, 2012. The tax rate for the three months ended September 30, 2013 differs from the U.S. statutory tax rate of 35% mainly due to the continued recognition of a full valuation allowance in certain foreign jurisdictions and the release of $310 of reserve for uncertain tax positions no longer needed. The tax rate for the nine months ended September 30, 2013 differs from the U.S. statutory rate mainly due to the continued recognition of a full valuation allowance in certain foreign jurisdictions and mix of earnings. For the three and nine months ended September 30, 2013, the Company had reflected a full valuation allowance against all of its U.K., Mexico and China net deferred tax assets. At December 31, 2012, the Company determined that a partial valuation allowance should be recorded against its U.S. net deferred tax assets while a full valuation allowance would continue against the foreign jurisdiction net deferred tax assets. For the three and nine months ended September 30, 2013, there was no change in the U.S. valuation allowance, however we continued to provide a full valuation allowance against pre-tax book losses incurred in the aforementioned foreign jurisdictions. The Company will continue to record a valuation allowance until it is more likely than not the deferred income tax assets will be realized. We will continue to monitor and assess the need for these valuation allowances in each jurisdiction on a quarterly basis.

9. COMMITMENTS AND CONTINGENCIES

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

The Company’s Buffalo China, Inc. subsidiary (“Buffalo China”) entered into a Brownfield Program clean up agreement in 2008 with the New York State Department of Environmental Conservation (“NYS DEC”) for the former Buffalo China manufacturing facility in Buffalo, New York. Buffalo China retained liability for the clean-up when it sold the facility to the Niagara Ceramics Corporation. In December 2012, the Company received a Certificate of Completion from NYS DEC. The site is now in the post-cleanup monitoring phase. An accrual of $213 and $382, representing testing and other ongoing annual compliance costs, was reflected in accrued liabilities at September 30, 2013 and December 31, 2012, respectively.

In June 2006, the Phase I and II studies of the Company’s former Knife Plant facility located in Oneida, New York, prepared in connection with the sale of that facility, discovered a reportable event relative to the presence of asbestos, ancient petroleum, and volatile organic compounds contamination. The Company entered into a Brownfield Program agreement with the NYS DEC regarding the cleanup of this facility. In April 2013, the Company filed its remedial action work plan with the NYS DEC. An accrual of $1,516 and $1,603, representing the estimated future costs to remediate the site, was reflected in accrued liabilities at September 30, 2013 and December 31, 2012, respectively.

The Company is party to collective bargaining agreements that cover most of its manufacturing employees. During 2013, the Company ratified and signed a five-year bargaining contract covering hourly production and maintenance employees at its Monaca, Pennsylvania facility until September 2017. In addition, our Lancaster, Ohio manufacturing facility is subject to collective bargaining agreements that expired on September 30, 2013. In October 2013, a new three-year collective bargaining agreement was ratified for our Lancaster, Ohio manufacturing facility.

The Company leases numerous retail outlet stores, warehouses and office facilities. All leases are recognized on a straight-line basis over the minimum lease term.

10. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term maturities. For intangible assets, the Company used a relief from royalty method to estimate the fair value. For goodwill, the Company used a combination of discounted cash flows and a market comparable analysis to estimate fair value. The carrying amounts of long term debt approximate fair value based on interest rates currently available for instruments with similar terms.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The following table presents the Company’s assets (liabilities) measured at fair value on a recurring basis under ASC 820-10 at September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Asset (liability):
Foreign currency futures	$—	$—	$—	$—
Natural gas futures	(398)	—	(398)	—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Asset (liability):
Foreign currency futures	$65	$—	$65	$—
Natural gas futures	(1,960)	—	(1,960)	—

The Company accounts for derivatives in accordance with FASB ASC 815 Derivatives and Hedging (“ASC 815”). The Company utilizes derivative financial instruments to hedge commodity price risks associated with natural gas requirements, and foreign exchange rate risks associated with the effects of foreign currency fluctuations. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The natural gas commodity price hedges qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationship involving these derivative instruments. With regard to any hedges that do not qualify as highly effective or if the Company does not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Cash flows from foreign exchange contracts do not meet hedge requirements and are classified as an operating activity.

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

11. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerators for earnings per share:
Net income (loss) available to common stockholders	$(1,107)	$(1,479)	$(3,109)	$(5,098)
Denominator for basic earnings per share:
Weighted average shares outstanding	19,759,567	12,190,000	15,591,305	12,190,000
Denominator for diluted earnings per share:
Effect of stock options	—	—	—	—
Effect of warrants	—	—	—	—
Adjusted weighted average shares outstanding	19,759,567	12,190,000	15,591,305	12,190,000

Basic net income (loss) per share	$(0.06)	$(0.12)	$(0.20)	$(0.42)
Diluted net income (loss) per share	$(0.06)	$(0.12)	$(0.20)	$(0.42)

Dilutive shares would include the impact of any in-the-money warrants or stock options issued, which are calculated based on the weighted average share price for each period using the treasury stock method. Under the treasury stock method, proceeds that hypothetically would be received from the exercise of all in-the-money shares are assumed to be used to repurchase shares. For the three and nine months ended September 30, 2013 and September 30, 2012, respectively, the Company generated a net loss; therefore no dilution was calculated. Earnout Shares of 1,534,091 have not been considered in the basic or diluted per share calculation since they have not vested as of September 30, 2013.

The Company has issued 11,676,667 warrants, which are exercisable for 5,883,334 shares of common stock at $6.00 per half share.

12. STOCK BASED COMPENSATION

Stock-based compensation is accounted for in accordance with FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) and FASB ASC Topic 505-50, Equity – Equity Based Payment to Non-Employees (“ASC 505-50”), which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of operations over the requisite service periods. The Company uses the straight-line method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For stock options granted in 2012 and 2013, the compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718. The following table summarizes our stock based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Stock based compensation expense	$102	$—	$180	$—

In 2012, the Company adopted the EveryWare Global, Inc. 2012 Stock Option Plan (the “2012 Plan”). The provisions of the 2012 Plan allow the awarding of nonqualified stock options on the Company’s common stock to key employees and directors. Shares of Former EveryWare's nonvoting common stock authorized and issued under the 2012 Plan were converted to equivalent shares of the Company's common stock as a result of the Business Combination. The aggregate number of options on the Company’s common stock that may be granted under the 2012 Plan may not exceed 1,354,993 shares. In 2012, options to acquire 583,635 shares of nonvoting common stock were issued to certain senior executives and members of the Board of Directors. Of these, 233,454 are subject to time vesting conditions and 350,181 are subject to performance vesting conditions. Time vesting options vest ratably and become exercisable over a period of five years from the date of grant; however, time vesting options will accelerate and vest and become exercisable upon the consummation of certain change of control transactions. Performance vesting options vest on the achievement of certain net investment return thresholds of Former EveryWare stockholders and become exercisable only upon the achievement of these investment return thresholds and the consummation of certain change of control transactions. The Business Combination did not result in a change in control with regard to the time vested or performance options. Each of the options expires 10 years after its date of grant. There have been no forfeitures during the nine months ended September 30, 2013.

In 2013, the Company adopted the EveryWare Global, Inc. 2013 Omnibus Incentive Compensation Plan (the “2013 Plan”). The provisions of the 2013 Plan allow the awarding of a variety of stock award types. The aggregate number of options of Company common stock that may be granted under the 2013 Plan may not exceed 870,000 shares. On June 12, 2013, the Company awarded 192,676 non-qualified common stock options to certain key employees. All of the options issued are subject time vesting ratably and become exercisable over a period of five years from the date of grant. Options granted under the 2013 Plan are not subject to accelerated vesting or become exercisable upon the consummation of any change of control transaction. Each of the options expires 10 years after its date of grant. There have been no forfeitures during the nine months ended September 30, 2013.

The following table summarizes stock option activity for all plans for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000's)
Outstanding stock options at December 31, 2012	583,635	$10.12
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding stock options at March 31, 2013	583,635	$10.12	9.6	$—
Granted	192,676	10.13
Exercised	—	—
Forfeited	—	—
Outstanding stock options at June 30, 2013	776,311	$10.12	9.5	$1,566
Granted	160,000	13.00
Exercised	—	—
Forfeited	—	—
Outstanding stock options at September 30, 2013	936,311	$10.61	9.3	$992

13. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax during 2012 and 2013:

(dollars in thousands)	Foreign currency translation	Pension and post-retirement plans	Natural gas hedges	Total accumulated other comprehensive loss
Balance at December 31, 2011	$(1,265)	$(900)	$(3,011)	$(5,176)
Other comprehensive income before reclassifications	181	—	1,625	1,806
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net period change	181	—	1,625	1,806
Balance at September 30, 2012	(1,084)	(900)	(1,386)	(3,370)
Other comprehensive income (loss) before reclassifications	(155)	(2,134)	161	(2,128)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net period change	(155)	(2,134)	161	(2,128)
Balance at December 31, 2012	(1,239)	(3,034)	(1,225)	(5,498)
Other comprehensive income before reclassifications	31	—	977	1,008
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net period change	31	—	977	1,008
Balance at September 30, 2013	$(1,208)	$(3,034)	$(248)	$(4,490)

(dollars in thousands)	Foreign currency translation	Pension and post-retirement plans	Natural gas hedges	Total accumulated other comprehensive loss
Balance at June 30, 2012	$(1,391)	$(900)	$(2,592)	$(4,883)
Other comprehensive income before reclassifications	307	—	1,206	1,513
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net period change	307	—	1,206	1,513
Balance at September 30, 2012	(1,084)	(900)	(1,386)	(3,370)

Balance at June 30, 2013	(2,271)	(3,034)	(439)	(5,744)
Other comprehensive income before reclassifications	1,063	—	191	1,254
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net period change	1,063	—	191	1,254
Balance at September 30, 2013	$(1,208)	$(3,034)	$(248)	$(4,490)

14. OPERATIONS BY SEGMENT

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

The following information provides operating information about the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Net sales
Consumer	$39,551	$38,401	$104,616	$103,139
Foodservice	30,697	31,241	95,774	95,535
Specialty	25,336	24,697	74,163	70,896
International	13,068	7,263	31,066	23,388
Total segment net sales	108,652	101,602	305,619	292,958
License fees	1,664	1,767	4,886	5,172
Total revenues	$110,316	$103,369	$310,505	$298,130
Segment contribution before unallocated costs
Consumer	$4,448	$4,454	$11,615	$13,720
Foodservice	7,281	7,699	24,115	22,298
Specialty	3,496	3,316	10,177	9,835
International	1,830	971	2,888	3,902
Total segment contribution	17,055	16,440	48,795	49,755
Unallocated manufacturing costs	3,137	1,968	(1,220)	(2,952)
Unallocated selling, distribution and administrative costs	11,653	12,430	32,511	38,507
Gain on asset disposal	—	(49)	(4)	111
Other (income) expense, net	(315)	(403)	(99)	1,205
Gain on bargain purchase of Metalrax	(1,150)	—	(1,150)	—
Interest expense	5,498	4,491	22,286	17,905
(Loss) income before income taxes	$(1,768)	$(1,997)	$(3,529)	$(5,021)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Form 10-Q and our audited financial statements and the related notes included in our proxy statement/prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(5) on May 10, 2013. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in “Part II, Item 1A. Risk Factors.”

Overview

EveryWare is a leading global marketer of tabletop and food preparation products for the consumer and foodservice markets. We operate our business in four segments: consumer, foodservice, specialty and international. International includes all countries in which we operate other than the U.S. and Canada.

We offer a comprehensive line of tabletop and food preparation products, such as bakeware, beverageware, serveware, storageware, flatware, dinnerware, crystal, buffetware and hollowware; premium spirit bottles; cookware; gadgets; candle and floral glass containers; and other kitchen products. We market our products globally under the Anchor Hocking®, Anchor®, Anchor Home®, FireKing®, Oneida®, Buffalo China®, Delco® and Sant’ Andrea® brands; in Europe under the Viners®, Mermaid®, Great British Bakeware® and Longlife® brands; and in Latin America under the Ana Maria Braga®, Anchor Hocking®, Oneida® and W.A. Rogers® brands. Our customers range from Fortune 500 companies to medium and small-sized companies in the consumer, foodservice, business-to-business and e-commerce channels. We operate two glass manufacturing plants in the U.S. and three metal bakeware manufacturing plants in the United Kingdom and source a variety of tableware products from third parties, primarily in Asia and Europe.

Basis of Presentation

Unless the context otherwise requires, “we,” “us,” “our,” “EveryWare” and the “Company” refer to the combined company and its subsidiaries, “ROI” refers to the registrant prior to the closing and “Former EveryWare” refers to the former EveryWare Global, Inc. before it became our wholly owned subsidiary upon the closing.

Oneida Acquisition
On November 1, 2011, Universal Tabletop, Inc. (“Universal”), a subsidiary of Former EveryWare, acquired 100% of Oneida Ltd.’s (“Oneida”) capital stock in a reverse subsidiary merger transaction (the “Oneida Merger”). At the time of the Oneida Merger, Monomoy Capital Partners II, L.P. (“MCP II”) owned all of the outstanding equity of Former EveryWare. The Oneida Merger was accounted for as a business combination using the purchase method of accounting, with the purchase price allocated to the net assets acquired (assets acquired less liabilities assumed) based on estimated acquisition date fair values. The purchase price paid by Universal to acquire Oneida and related purchase accounting adjustments resulted in a new basis of accounting for the successor entity.

Combination of Anchor Hocking and Oneida
On March 23, 2012, Anchor Holding Inc. (“Anchor Holdings”) merged into Former EveryWare (the “Anchor Merger”). An affiliate of MCP II owned approximately 93% of the outstanding Anchor equity interests at the time of the Anchor Merger. The Anchor Merger was considered a transaction between entities under common control of Monomoy Capital Management (“Monomoy”) under ASC 805, Business Combinations. As a result, the Anchor Merger did not result in a new basis of accounting and the assets and liabilities of Anchor Holdings and Oneida, an indirect wholly-owned subsidiary of EveryWare, were reflected at historical cost. Although Anchor Hocking was not the legal acquirer, it was treated as the acquiring entity for accounting purposes. Former EveryWare’s audited 2012 financial statements reflect the combined activity from Oneida and Anchor for the full year ended December 31, 2012 and Former EveryWare’s unaudited financial statements for the three and nine month periods ended September 30, 2012 reflect the combined activity from Oneida and Anchor for the entire three and nine month periods, respectively.

Business Combination with ROI
On May 21, 2013, we completed a business combination (the “Business Combination”) between ROI Acquisition Corp. (“ROI”) and Former EveryWare. As part of the Business Combination, Former EveryWare became a wholly-owned subsidiary of ROI and converted to a limited liability company and ROI changed its name to EveryWare Global, Inc. In connection with the closing, we redeemed a total of 4,679,627 shares of common stock pursuant to the terms of our pre-merger charter, resulting in a total payment to redeeming stockholders of $46.7 million. In the Business Combination, we paid the following consideration to the former equity holders of Former EveryWare: (i) $90.0 million in aggregate cash consideration, (ii) 12,190,000 shares of common stock and (iii) 3,500,000 additional shares of common stock that are subject to forfeiture in the event that the trading price of our common stock does not exceed certain price targets subsequent to the closing (the “Earnout Shares”). Additionally, the sponsors of ROI hold 267,380 and 284,091 Earnout Shares that vest at $12.50 and $15.00, respectively, under the same conditions as the Earnout Shares issued to the Former EveryWare stockholders. On July 15, 2013, 1,000,000 of the Earnout Shares vested due to the trading price of the Company’s common stock exceeding $11.00 per share for the required period. On August 5, 2013, 1,517,380 of the Earnout Shares vested due to the trading price of the Company’s common stock exceeding $12.50 per share for the required period.

Management has concluded that Former EveryWare was the accounting acquirer based on its evaluation of the facts and circumstances of the acquisition, and has accounted for the Business Combination as a recapitalization. See Note 2 to our Unaudited Condensed Consolidated Financial Statements filed with this Form 10-Q.

In connection with the closing, we entered into an amendment to our Warrant Agreement which reduced by 50% the number of shares of common stock for which the warrants are exercisable. More specifically, following the amendment each warrant became exercisable for one-half share instead of one share, with the warrant price being reduced proportionately to $6.00 per half share, provided that each warrant would be entitled to receive a cash distribution of $0.50 per warrant as soon as reasonably practicable following the closing of the Business Combination. In addition, we issued as aggregate of 1,650,000 shares of common stock at a price of $10.00 per share to Clinton Magnolia Master Fund, Ltd. and one of our affiliates.

Strategic Events and Updates During Third Quarter
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

During the third quarter of 2013, we completed a secondary offering of common stock on behalf of certain of our stockholders, in which approximately 1.9 million shares of our common stock were sold by the selling stockholders in an underwritten public offering into the public markets.

On September 16, 2013 Universal entered into a joint venture agreement with BT Partners, a Brazilian sociedade limitada, through a newly organized Brazilian limited liability company EveryWare Global Brasil Distribuidora, Ltda (“EveryWare Brasil”). This agreement allows EveryWare Brasil to focus on distributing Universal products within the Brazilian tabletop market. The Company will reflect this transaction as a non-controlling interest in the fourth quarter.

Additionally, in October 2013, we agreed to terms on a new collective bargaining agreement with our covered employees in our Lancaster, Ohio manufacturing facility.

Lastly, in October 2013, the Company elected not to rebuild one of the glass furnaces in our Lancaster, Ohio manufacturing facility at this time. As a result of this decision, we expect to see a reduction in CAPEX ranging from $8 million to $10 million as we will no longer need to incur cost to maintain the furnace that is being shut down and we will be able to reuse the material purchased this year to perform future furnace maintenance and small rebuilds. The capital freed up will be redeployed in margin and revenue improvement projects such as new molds, and accretive acquisitions. The shutdown of the furnace is also expected to have a positive impact on working capital in 2014 and beyond estimated at $2.5 million to $3.0 million.

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

Additionally, expenditures in the foodservice industry are also affected by discretionary spending levels and may decline during a general economic downturn. Hotels, airlines and restaurants are less likely to invest in new flatware, dinnerware, barware, hollowware and banquetware when there is a slowdown in their industry. For example, demand for EveryWare’s products in both the retail and foodservice businesses, which are critical to EveryWare’s success, was significantly impacted by the global economic recession in 2008 and 2009. During the recession, restaurants delayed capital expenditures, which we believe will create significant pent-up demand as the restaurant industry continues to recover.

Demand for our products is also impacted by seasonality, primarily in the Consumer segment. Second half consumer sales typically account for 60% of the full year sales (with approximately a third of total year sales occurring in the fourth quarter). Inventory levels typically grow through the first nine months of the year as we build for the late third and fourth quarter consumer sales. Consumer seasonality is driven primarily by baking and dining product lines sold during the harvest season as customers prepare for heavy consumer sales coinciding with the holidays. Specialty sales are typically slightly heavier in the second half of the year , versus the first half. Specialty seasonality is primarily driven by the Candle/Floral product lines.

Trends
Market conditions in North America gradually improved during the first half of 2013; however the macroeconomic business environment in North America became more challenging toward the latter stages of the third quarter as consumer sentiment declined and the threat of the federal government shutdown slowed consumer and business spending. In Western Europe, the stagnant economic conditions continue to present challenges to achieving our International segment growth goals. Volume growth in the consumer and specialty segments, along with lower input costs, contributed to our improved performance during the nine months ended September 30, 2013. For the fourth quarter of 2013 we anticipate an increase in volumes as compared to the fourth quarter of 2012, primarily reflecting growth in our International segment. Though the challenging macroeconomic business environment, principally in North America, is partially offsetting our overall growth expectations for the fourth quarter of 2013 we continue to manage our cost structure and leverage our global footprint in an effort to improve profitability for the year.

Key Components of EveryWare’s Consolidated Statements of Operations

Revenues
We derive our revenue from the sale of tabletop, food preparation, specialty glass products and license fees. Net sales represent total charges to customers, excluding rebates, allowances, charge-backs and other credits and include freight charged to customers as applicable. Our license revenue results from royalty payments from licensing our ONEIDA brand to third-parties, with the majority of our license revenue coming from one licensee, Robinson Home Products, Inc. See Note 3 to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a description of our revenue recognition policies.

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

Results of Operations

The table below sets forth EveryWare’s results of operations for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Statements of Operations Information:
Total revenue	$110,316	$103,369	$310,505	$298,130
Cost of sales	87,589	80,604	233,800	219,914
Gross margin	22,727	22,765	76,705	78,216
Operating expenses:
Selling, distribution and administrative expense	20,052	20,466	58,911	63,759
Restructuring and other expense, net	410	208	286	368
Total operating expenses	20,462	20,674	59,197	64,127
Income from operations	2,265	2,091	17,508	14,089
Other (income) expense, net	(315)	(403)	(99)	1,205
Gain on bargain purchase	(1,150)	—	(1,150)	—
Interest expense	5,498	4,491	22,286	17,905
Loss before income taxes	(1,768)	(1,997)	(3,529)	(5,021)
Income tax (benefit) expense	(661)	(518)	(420)	77
Net loss	$(1,107)	$(1,479)	$(3,109)	$(5,098)
EBITDA (1)	$7,953	$5,983	$30,850	$23,358
Adjusted EBITDA (1)	$8,980	$9,125	$36,456	$35,800

(1)	For a reconciliation from our net loss to EBITDA and Adjusted EBITDA, see the table following the discussion of our results of operations.

The table below sets forth EveryWare’s results of operations for the three and nine month periods ended September 30, 2013 and 2012 as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statements of Operations Information:
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.4	78.0	75.3	73.8
Gross margin	20.6	22.0	24.7	26.2
Operating expenses:
Selling, distribution and administrative expense	18.2	19.8	19.0	21.4
Restructuring and other expense, net	0.4	0.2	0.1	0.1
Total operating expenses	18.5	20.0	19.1	21.5
Income from operations	2.1	2.0	5.6	4.7
Other (income) expense, net	(0.3)	(0.4)	—	0.4
Gain on bargain purchase of Metalrax	(1.0)	—	(0.4)	—
Interest expense	5.0	4.3	7.2	6.0
Loss before income taxes	(1.6)	(1.9)	(1.1)	(1.7)
Income tax (benefit) expense	(0.6)	(0.5)	(0.1)	—
Net loss	(1.0)%	(1.4)%	(1.0)%	(1.7)%
EBITDA(1)	7.2%	5.8%	9.9%	7.8%
Adjusted EBITDA(1)	8.1%	8.8%	11.7%	12.0%

(1)	For a reconciliation from our net loss to EBITDA and Adjusted EBITDA, see the reconciliation table following the discussion of our results of operations.

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

Total Revenue
Net sales by segment, as a percentage of total revenues, and net sales change in dollars and percentage for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 were as follows:

	Three Months Ended September 30,
(dollars in thousands)	2013	%	2012	%	Change	%
Net sales:
Consumer	$39,551	35.9%	$38,401	37.1%	$1,150	3.0%
Foodservice	30,697	27.8	31,241	30.2	(544)	(1.7)
Specialty	25,336	23.0	24,697	23.9	639	2.6
International	13,068	11.8	7,263	7.0	5,805	79.9
Total segment net sales	108,652	98.5	101,602	98.3	7,050	6.9
License fees	1,664	1.5	1,767	1.7	(103)	(5.8)
Total revenues	$110,316	100.0%	$103,369	100.0%	$6,947	6.7%

Total revenue increased $6.9 million, or 6.7%, from $103.4 million in the third quarter of 2012 to $110.3 million in the third quarter of 2013 (an increase of 6.9% excluding the effects of currency fluctuation). The increase in total revenue was driven by increases in net sales in our consumer, specialty and international segments, partially offset by a decrease in revenues in our foodservice segment. Within our business segments, revenues for the third quarter of 2013 as compared to the third quarter of 2012 were as follows:

•
Consumer – Consumer segment revenues increased $1.2 million, or 3.0%, from $38.4 million in the third quarter of 2012 to $39.6 million in the third quarter of 2013. The increase in net sales in the third quarter of 2013 was driven by growth in our beverageware, storage and dinnerware sales, particularly to our largest customer. The increase was partially offset by lower sales to our customers in Canada, as the retail market in Canada has seen significant change and disruption due to chain closings and new entrants in 2013.

•
Foodservice – Foodservice segment revenues decreased $0.5 million, or 1.7%, from $31.2 million in the third quarter of 2012 to $30.7 million in the third quarter of 2013. Net sales in the third quarter of 2013 were affected by the absence of certain non-recurring orders that occurred in the third quarter of 2012, specifically from a consolidation within the airline industry, which decreased revenues by approximately 3.0%. Partially offsetting the decrease to our airline customers was an increase in net sales to our restaurant customers that was driven by our expanded beverageware offerings in this segment.

•
Specialty – Specialty segment revenues increased $0.6 million, or 2.6%, from $24.7 million in the third quarter of 2012 to $25.3 million in the third quarter of 2013, primarily due to continued growth in our spirits bottle offerings and our ability to generate a large custom order for specialty storage products.

•
International – International segment revenues increased $5.8 million, or 79.9%, from $7.3 million in the third quarter of 2012 to $13.1 million in the third quarter of 2013. The increase in our International segment was primarily driven by our U.K. operations. We grew our traditional U.K. operations through strong performance in all of our channels, most notably in the Consumer and Foodservice portions of the business.. Additionally, the Metalrax acquisition is performing well as we focused on customer relationships and improving supply chain in the first quarter of operations.

License fees decreased $0.1 million, or 5.8%, from $1.8 million in the third quarter of 2012 to $1.7 million in the third quarter of 2013 due to the discontinuation of the licensing of the consumer business in Mexico.

Gross Margin
Gross margin as percentage of total revenue was 20.6% for the third quarter of 2013 as compared to 22.0% for the third quarter of 2012. This decrease in gross margin rate was primarily due the mix of sales by segment during the quarter. Net sales grew in our Consumer, Specialty and International segments, which typically generate lower margin rates than our Foodservice segment. In addition, we experienced net sales growth in our beverageware offerings, which is generally a lower margin product category, in the consumer segment. Also contributing to the decrease in the gross margin rate compared to 2012 was the additional depreciation expense in 2013 resulting from the Monaca furnace rebuild that took place in the third quarter of 2012. Lastly, our gross margin rate was negatively impacted by the conversion of our Mexican consumer business from a pure licensing model to internal sales model for marketing and distributing our products in Mexico in our International segment.

Segment Contribution
Segment contribution is defined as segment income before taxes before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, other income (expense) and interest income. See Note 14 to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a reconciliation of total segment contribution to (loss) income before taxes. Segment contribution by segment, as a percentage of segment net sales, and segment contribution change in dollars and percentage for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 were as follows:

	Three Months Ended September 30,
(dollars in thousands)	2013	%	2012	%	Change	%
Consumer	$4,448	11.2%	$4,454	11.6%	$(6)	(0.1)%
Foodservice	7,281	23.7	7,699	24.6	(418)	(5.4)
Specialty	3,496	13.8	3,316	13.4	180	5.4
International	1,830	14.0	971	13.4	859	88.5
Total segment contribution	$17,055		$16,440		$615	3.7%

Within our business segments, segment contribution for the third quarter of 2013 as compared to the third quarter of 2012 was as follows:

•
Consumer – The consumer segment contribution as a percentage of segment sales was 11.2% for the third quarter of 2013 as compared to 11.6% for the third quarter of 2012. Excluding consumer related license fee income of $1.7 million and $1.8 million for the third quarter of 2013 and 2012, respectively, the consumer segment contribution as a percentage of segment sales was 7.0% for both the third quarter of 2013 and 2012. The flat contribution margin rate in the comparative quarters was the byproduct of a slight decrease in the margin rate partially offset by reduced direct selling expenses. In the third quarter of 2013, a higher proportion of our net sales occurred in our beverageware and dinnerware products, which typically generate a lower margin rate.

•
Foodservice – The foodservice segment contribution as a percentage of segment sales decreased in the third quarter 2013 as compared to 2012, decreasing from 24.6% to 23.7% due primarily to a shift in our channel mix. During the third quarter of 2013, a higher proportion of our sales were generated in the chain restaurant channel, which typically generates a lower margin rate than other channels in foodservice.

•
Specialty – The specialty segment contribution as a percentage of segment sales increased from 13.4% in the third quarter of 2012 to 13.8% for in the third quarter 2013. The increase was primarily the result of a shift in our product mix as we produced a lower proportion of net sales through our candle offerings, which tend to generate lower margin rates, during the third quarter of 2013 as compared to 2012. Additionally, direct selling expenses decreased slightly.

•
International – The international segment contribution increased from $1.0 million in the third quarter of 2012 to $1.8 million in the third quarter of 2013. The increase in contribution dollars was primarily driven by the increased sales in our U.K. operations. The decrease in segment contribution as a percentage of segment sales was primarily driven by promotional activities, in both our commercial accounts and our direct-to-consumer business, in our traditional U.K. operations. Additionally, we generated a higher proportion of sales through our beverageware offerings, which is a lower margin product category. Lastly, our gross margin rate was impacted by the conversion of our Mexican consumer business from a pure licensing model to internal sales model for marketing and distributing our products in Mexico.

Operating Expenses
Total operating expenses decreased $0.2 million from $20.7 million in the third quarter of 2012 to $20.5 million in the third quarter of 2013. Total operating expenses as a percentage of total revenues decreased 1.5% from 20.0% in the third quarter of 2012 to 18.5% in the third quarter of 2013. The changes in operating expenses were primarily due to the following:

•
Distribution expenses increased $1.5 million, or 84.8%, from $1.7 million in the third quarter of 2012 to $3.2 million in the third quarter of 2013, primarily related to our U.K. operations as a result of the addition of Metalrax's expenses following its acquisition in the second quarter of 2013. Additionally, the sales growth in our existing U.K. operations led to additional distribution costs. Lastly, in 2013, we added a second shift in our Savannah, Georgia distribution center.

•
Selling expenses increased $1.1 million, or 11.9%, from $9.3 million in the third quarter of 2012 to $10.4 million in the third quarter of 2013, primarily due to investments in marketing and personnel to support international growth, partially offset by lower employee-related costs in our Foodservice segment.

•
General and administrative expenses decreased $3.0 million, or 31.9%, from $9.4 million in the third quarter of 2012 to $6.4 million in the third quarter of 2013, primarily due to synergies and cost savings generated following the merger of Oneida and Anchor Hocking, and a decrease in sponsor related fees and expenses, legal and professional fees and employee related costs. The decrease was partially offset by additional expenses associated with Metalrax's operations.

In the third quarter of 2013, operating expenses included $0.2 million of employee related costs associated with closing our Canadian offices and warehouse and $0.2 million of costs related to certain restructuring activities of Metalrax. In the third quarter of 2012, operating expenses included $0.2 million of costs associated with the early termination of the lease on our Canadian warehouse.

Other (income) expense
Other income was $0.4 million for the third quarter of 2012 as compared to other income of $0.3 million for the third quarter of 2013. Other income in both periods primarily consisted of exchange gains of $0.2 million and $0.2 million in the third quarters of 2013 and 2012, respectively, as well as amortization of deferred revenue related to Anchor’s sale-leaseback of $0.3 million in the third quarters of 2013 and 2012, respectively.

Interest Expense
Interest expense increased $1.0 million, from $4.5 million in the third quarter of 2012 to $5.5 million in the third quarter of 2013. We refinanced our Old ABL Facility and Old Term Loan agreements in connection with the Business Combination, during the second quarter of 2013, which increased our outstanding debt. The increase in interest expense is directly attributable to the higher debt balances following the refinancing during the Business Combination partially offset by a lower effective interest rate. Our average debt balances were $283.2 million and $201.2 million for the third quarters of 2013 and 2012, respectively.

Income Tax (Benefit) Expense
Income tax benefit increased by $0.2 million, from $0.5 million of benefit for the third quarter of 2012 to $0.7 million of benefit for the third quarter of 2013. The actual consolidated effective tax rate for the third quarter of 2013 was 37.4% as compared to an effective rate of 25.9% for the third quarter of 2012. The increase in the effective tax rate was principally driven by the source of our pre-tax loss, as a lower proportion of our pre-tax loss was generated in our foreign operations in the third quarter of 2013; therefore our effective rate was consistent with the statutory rate in the United States. We maintain a partial valuation allowance against our U.S. net deferred tax assets and a full valuation allowance against certain of our foreign subsidiaries’ net deferred tax assets. We do not expect to record any additional valuation allowance with respect to our U.S. net deferred tax assets in 2013. We intend to maintain a full valuation allowance in certain foreign jurisdictions until positive evidence suggests the removal of part or all of the valuation allowance.

EBITDA and Adjusted EBITDA
EBITDA increased 32.9% or $2.0 million, from $6.0 million for the third quarter of 2012 to $8.0 million for the third quarter of 2013. The increase in EBITDA was primarily due to decreases in operating expenses discussed above, partially offset by the decrease in gross margin discussed above. As a percentage of total revenues, EBITDA increased from 5.8% in the third quarter of 2012 to 7.2% for the third quarter of 2013.

Adjusted EBITDA decreased $0.1 million, from $9.1 million for the third quarter of 2012 to $9.0 million for the third quarter of 2013. The primary driver for the decrease in Adjusted EBITDA was the decrease in gross margin discussed above. As a percentage of sales, Adjusted EBITDA decreased from 8.8% in the third quarter of 2012 to 8.1% for the third quarter of 2013.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

Total Revenue
Net sales by segment, as a percentage of total revenues, and net sales change in dollars and percentage for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 were as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2013	%	2012	%	Change	%
Net sales:
Consumer	$104,616	33.7%	$103,139	34.6%	$1,477	1.4%
Foodservice	95,774	30.8	95,535	32.0	239	0.3
Specialty	74,163	23.9	70,896	23.8	3,267	4.6
International	31,066	10.0	23,388	7.8	7,678	32.8
Total segment net sales	305,619	98.4	292,958	98.3	12,661	4.3
License fees	4,886	1.6	5,172	1.7	(286)	(5.5)
Total revenues	$310,505	100.0%	$298,130	100.0%	$12,375	4.2%

Total revenue increased $12.4 million, or 4.2%, from $298.1 million for the nine months ended September 30, 2012 to $310.5 million for the nine months ended September 30, 2013 (an increase of 4.4% excluding the effects of currency fluctuation). The increase in total revenue was driven by increases in revenues in all of our segments. Within our business segments, revenues for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 were as follows:

•
Consumer – Consumer segment revenues increased $1.5 million, or 1.4%, from $103.1 million for the nine months ended September 30, 2012 to $104.6 million for the nine months ended September 30, 2013. The increase in net sales was driven by growth in our beverageware, storage, and dinnerware products, particularly to our largest customer. The increase was partially offset by lower sales to our Canadian customers, as the retail market in Canada has seen significant change and disruption due to chain closings and new entrants in 2013.

•
Foodservice – Foodservice segment revenues increased $0.2 million, or 0.3%, from $95.5 million for the nine months ended September 30, 2012 to $95.8 million for the nine months ended September 30, 2013. Net sales in the nine months ended September 30, 2013 increased primarily due to sales to our restaurant customers, which were driven by our expanded beverageware offerings in this segment. Partially offsetting the increase was the absence of certain non-recurring orders that occurred in the nine months ended September 30, 2012, specifically in the airline industry, which decreased revenues by approximately 2.8%.

•
Specialty – Specialty segment revenues increased $3.3 million, or 4.6%, from $70.9 million for the nine months ended September 30, 2012 to $74.2 million for the nine months ended September 30, 2013, primarily due to continued growth in our spirits bottle offerings and our ability to generate a large custom order for specialty storage products.

•
International – International segment revenues increased $7.7 million, or 32.8%, from $23.4 million for the nine months ended September 30, 2012 to $31.1 million for the nine months ended September 30, 2013. The increase in our International segment was primarily driven by our U.K. operations. We grew our U.K. operations meaningfully through strong performance in all of our channels, most notably in the Consumer and Foodservice portions of the business, which each increased more than 30%.

License fees decreased $0.3 million, from $5.2 million for the nine months ended September 30, 2012 to $4.9 million for the nine months ended September 30, 2013, due to the discontinuation of the licensing of the consumer business in Mexico.

Gross Margin
Gross margin as a percentage of total revenue for the nine months ended September 30, 2013 was 24.7% as compared to 26.2% for the nine months ended September 30, 2012 primarily due to the factors referred to in the discussion of results of operations for the three months ended September 30, 2013.

Segment Contribution
Segment contribution is defined as segment income before taxes before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, other income (expense) and interest income. Segment contribution by segment, as a percentage of segment net sales, and segment contribution change in dollars and percentage for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 were as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2013	%	2012	%	Change	%
Consumer	$11,615	11.1%	$13,720	13.3%	$(2,105)	(15.3)%
Foodservice	24,115	25.2	22,298	23.3	1,817	8.1
Specialty	10,177	13.7	9,835	13.9	342	3.5
International	2,888	9.3	3,902	16.7	(1,014)	(26.0)
Total segment contribution	$48,795		$49,755		$(960)	(1.9)%

Within our business segments, segment contribution for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was as follows:

•
Consumer – The consumer segment contribution decreased $2.1 million from $13.7 million for the nine months ended September 30, 2012 to $11.6 million for the nine months ended September 30, 2013. Excluding consumer related license fee income of $4.9 million and $4.9 million for the nine months ended September 30, 2013 and 2012, respectively, the consumer segment contribution as a percentage of segment sales was 6.4% for the nine months ended September 30, 2013 and 8.3% for the same period of 2012. The decrease in segment contribution margin was primarily due to a shift in the product mix. In the nine months ended September 30, 2013, a higher proportion of our net sales occurred in our beverageware and dinnerware products, which typically generate a lower margin rate.

•
Foodservice – The foodservice segment contribution increased $1.8 million, from $22.3 million for nine months ended September 30, 2012 to $24.1 million for the nine months ended September 30, 2013. Foodservice segment contribution as a percentage of segment sales was 25.2% and 23.3%, for the nine months ended September 30, 2013 and 2012, respectively. The increase in segment contribution margin was primarily driven by the consolidation of the distribution facilities for Anchor Hocking and Oneida into a single point of distribution and a reduction in direct selling expenses, as our overall gross margin rate for the foodservice segment was consistent in the nine months ended September 30, 2013 as compared to 2012.

•
Specialty – The specialty segment contribution increased slightly for the nine months ended September 30, 2013 to $10.2 million, from $9.8 million for the nine months ended September 30, 2012. Specialty segment contribution as a percentage of segment sales was 13.7% and 13.9% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in segment contribution as a percentage of segment sales was associated with direct selling expenses that increased slightly, as our overall gross margin rate for the specialty segment remained consistent in the nine months ended September 30, 2013 as compared to 2012.

•
International – The international segment contribution decreased $1.0 million from $3.9 million for the nine months ended September 30, 2012 to $2.9 million for the nine months ended September 30, 2013. The decrease is primarily due to the planned investment to grow our international segment, which has resulted in higher direct selling expenses. In addition, the decrease in segment contribution as a percentage of segment sales was primarily driven by promotional activities, in both our commercial accounts and our direct-to-consumer business, in our traditional U.K. operations. Additionally, we generated a higher proportion of sales through our beverageware offerings, which typically is a lower margin product category. Lastly, our gross margin rate was impacted by the conversion of our Mexican consumer business from a pure licensing model to internal sales.

Operating Expenses
Total operating expenses decreased $4.9 million from $64.1 million for the nine months ended September 30, 2012 to $59.2 million for the nine months ended September 30, 2013, Total operating expenses as a percentage of total revenues decreased 2.4% from 21.5% for the nine months ended September 30, 2012 to 19.1% for the nine months ended September 30, 2013. The decrease was primarily the result of offsetting factors:

•
Distribution expenses increased $1.5 million, or 27.3%, from $5.5 million for the nine months ended September 30, 2012 to $7.0 million for the nine months ended September 30, 2013. The increase in distribution expenses was primarily driven by the acquisition of Metalrax, in our U.K. operations during the second quarter of 2013, which introduced new costs for its operations. Additionally, we used temporary labor for a repackaging project and added a second shift in our Savannah, Georgia distribution center, which was partially offset by efficiencies implemented in the Savannah, Georgia distribution center and lower depreciation of fixed assets.

•
Selling expenses increased $2.4 million, or 8.0%, from $29.9 million for the nine months ended September 30, 2012 to $32.3 million for the nine months ended September 30, 2013, primarily due to investments in marketing and personnel to support international growth.

•
General and administrative expenses decreased $8.8 million, or 31.0%, from $28.3 million for the nine months ended September 30, 2012 to $19.5 million for the nine months ended September 30, 2013, primarily due to synergies and cost savings following the merger of Oneida and Anchor Hocking and a decrease of sponsor related fees, professional fees and employee related costs. In the nine months ended September 30, 2013, general and administrative expenses included $0.9 million of fees and expenses related to the Business Combination and $0.2 million of costs related to the acquisition of Metalrax. In the nine months ended September 30, 2012, general and administrative expenses included $3.4 million of costs associated with the integration of Oneida and Anchor Hocking. General and administrative expenses for the nine months ended September 30, 2013 and 2012 also included $1.2 million and $3.1 million, respectively, of fees paid to Monomoy.

In the nine months ended September 30, 2013, operating expenses included $0.2 million of employee related costs associated with closing our Canadian offices and warehouse and $0.2 million of costs related to certain restructuring activities of Metalrax. Additionally, the restructuring accrual ($0.2 million) for unused space in the Savannah, Georgia distribution center was reversed in May 2013, as the facility is being fully utilized. In the nine months ended September 30, 2012, operating expenses included $0.2 million of costs associated with the early termination of the lease on our Canadian warehouse.

Other (Income) Expense
Other expense was $1.2 million for the nine months ended September 30, 2012 as compared to other income of $0.1 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, other expense included $2.0 million of an early repayment penalty related to refinancing of the Anchor and Oneida debt in March 2012. Other (income) expense in both periods primarily consisted of exchange losses of $0.5 million and exchange gains $0.1 million in the nine months ended September 30, 2013 and 2012, respectively, as well as amortization of deferred revenue related to Anchor’s sale-leaseback of $0.9 million in the nine months ended September 30, 2013 and 2012, respectively.

Interest Expense
Interest expense increased $4.4 million from $17.9 million for the nine months ended September 30, 2012 to $22.3 million for the nine months ended September 30, 2013. In connection with the Business Combination, we refinanced our Old ABL Facility and Old Term Loan agreements, resulting in the write-off of $6.5 million of deferred financing fees and payment of a prepayment premium of $1.3 million. In comparison, in connection with refinancing of the Anchor and Oneida debt in March 2012, we wrote off $4.9 million of deferred financing fees. The remainder of the increase in interest expense for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 is attributable to higher debt balances following the Business Combination.

Income Tax (Benefit) Expense
Income tax benefit increased $0.5 million from an expense of $0.1 million for the nine months ended September 30, 2012 to a benefit of $0.4 million for the nine months ended September 30, 2013. The actual consolidated effective tax rate for the nine months ended September 30, 2013 was 11.9% versus (1.5%) for the nine months ended September 30, 2012. We maintain a partial valuation allowance against our U.S. net deferred tax assets and a full valuation allowance against certain of our foreign subsidiaries’ net deferred tax assets. We do not expect to record any additional valuation allowance against our U.S. net deferred tax assets during 2013. We intend to maintain a full valuation allowance in certain foreign jurisdictions until positive evidence suggests the removal of part or all of the valuation allowance.

EBITDA and Adjusted EBITDA
EBITDA increased $7.5 million, from $23.4 million for the nine months ended September 30, 2012 to $30.9 million for the nine months ended September 30, 2013. The increase in EBITDA was primarily due to decreases in operating expenses discussed above, our gain on the bargain purchase of Metalrax, and the 2012 early repayment penalty, partially offset by the decrease in gross margin discussed above. Our decrease in operating expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is primarily due to synergies and cost savings generated from the merger of Anchor and Oneida partially offset by investments to support our international growth. As a percentage of total revenue, EBITDA increased from 7.8% for the nine months ended September 30, 2012 to 9.9% for the nine months ended September 30, 2013.

Adjusted EBITDA increased $0.7 million from $35.8 million for the nine months ended September 30, 2012 to $36.5 million for the nine months ended September 30, 2013. As a percentage of total revenue, Adjusted EBITDA decreased from 12.0% for the nine months ended September 30, 2012 to 11.7% for the nine months ended September 30, 2013.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus:

•	certain restructuring expenses

•	certain acquisition/merger-related transaction fees

•	inventory adjustments

•	management fees and reimbursed expenses paid to our equity sponsor, and

•	certain other adjustments for foreign exchange gains and losses and non-cash compensation expense that management believes are not representative of our core operating performance.

We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses EBITDA and Adjusted EBITDA to compare our performance to that of prior periods for trend analysis, for purposes of determining management incentive compensation, and for budgeting and planning purposes. These measures are used in monthly financial reports prepared for management and our board of directors. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other consumer products companies, many of which present similar non-GAAP financial measures to investors. Management does not consider EBITDA or Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of EBITDA and Adjusted EBITDA is that they exclude significant expenses and income that are required by GAAP to be recorded in the company’s financial statements. In addition, Adjusted EBITDA is subject to inherent limitations as it reflects the exercise of judgments by management about which expenses and income are excluded or included in determining Adjusted EBITDA. In order to compensate for these limitations, management presents EBITDA and Adjusted EBITDA in connection with GAAP results. You should review the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA below, and not rely on any single financial measure to evaluate EveryWare’s business.

The table below sets forth reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
EBITDA Reconciliation:
Net loss	$(1,107)	$(1,479)	$(3,109)	$(5,098)
Interest expense, net	5,498	4,491	22,286	17,905
Income taxes	(661)	(518)	(420)	77
Depreciation	3,189	2,413	9,021	7,248
Amortization	1,034	1,076	3,072	3,226
EBITDA	$7,953	$5,983	$30,850	$23,358
Restructuring (a)	396	1,987	1,566	5,201
Acquisition/merger-related transaction fees (b)	54	161	875	3,269
Inventory writedown (c)	643	313	1,301	1,637
Management fees (d)	36	672	1,175	2,066
Other (e)	(102)	9	689	269
Adjusted EBITDA	$8,980	$9,125	$36,456	$35,800

a)
For the three months and nine months ended September 30, 2013, includes (i) $0.9 million and $1.6 million of various professional and consulting services in connection with the identification and implementation of synergies and cost improvements, respectively; (ii) $0.2 million of severance costs and $0.9 million of severance costs, respectively; (iii) $0.4 million and $0.2 million of restructuring costs related to the U.K. and Canada, respectively; and (iv) $1.1 million gain on the bargain purchase of Metalrax. For the three months and nine months ended September 30, 2012, includes (i) $1.1 million and $2.9 million of various professional and consulting services in connection with the identification and implementation of synergies and cost improvements, respectively, (ii) $0.7 million and $2.1 million of severance costs, respectively and (iii) $0.2 million of restructuring costs related to Canada.

b)
For the three months and nine months ended September 30, 2013, includes $0.1 million and $0.9 million, respectively, of expenses related to the Business Combination with ROI, including employee bonuses. For the three months ended September 30, 2012, includes $0.2 million of transaction fees and expenses related to the Anchor Merger. For the nine months ended September 30, 2012, includes $0.7 million of employee bonuses related to the Oneida Merger in November of 2011, $0.6 million of transaction fees and expenses related to the Anchor Merger and early repayment penalty of $2.0 million related to Anchor’s debt.

c)	Represents adjustments for FIFO inventory valuations, lower-of-cost-or-market valuations and changes in the obsolete inventory reserve, which is a component of cost of sales.

d)	Represents management fees and reimbursed expenses paid to Monomoy for management services.

e)
For the three and nine months ended September 30, 2013, includes (i) ($0.2) million and $0.5 million of foreign exchange (gains) losses, respectively; and (ii) $0.1 million and $0.2 million of non-cash compensation expense, respectively. For the three and nine months ended September 30, 2012, includes (i) $0.2 million and $0.1 million of foreign exchange gains, respectively, (ii) $0.3 million environmental charge and (iii) ($0.1) million and $0.1 million of (gains) loss on fixed assets respectively.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows from operations and borrowing availability under our New ABL Facility. Our primary uses of cash are working capital requirements, capital expenditures and debt service requirements. At September 30, 2013, we had cash of $1.4 million and $7.1 million of unused availability remaining under our ABL facility. We also have access to an additional $25.0 million of credit under our New ABL Facility upon request from the lender.

At September 30, 2013, we had outstanding ABL facility borrowings of $34.1 million subject to variable interest rates at a weighted average rate of 2.55% and outstanding letters of credit issued under the facility of $8.8 million. Through September 30, 2013, we have spent $8.9 million on capital expenditures, primarily relating to growth initiatives and required reinvestment at our manufacturing facilities. Currently, our New ABL Facility has a maximum commitment from our lenders of $50.0 million. We may request an increase in the commitments under our New ABL Facility of up to $75.0 million in the aggregate, at the discretion of our lenders and subject to borrowing base limitations under the New ABL Facility, which would provide additional liquidity if obtained.

Based on our operating plans and current forecast for the remainder of 2013, we anticipate that cash flows from operations and borrowing capacity under our New ABL Facility will provide sufficient funds to meet our ongoing liquidity needs. We paid dividends to our equity holders of $10.3 million in the in the nine months ended September 30, 2012. We do not currently anticipate paying dividends.

Indebtedness
On May 21, 2013 in connection with the Business Combination, our subsidiary Universal Tabletop (“Universal”) refinanced the Old Term Loan facility obligations of Anchor Hocking, LLC and Oneida Ltd. into a new $250.0 million term loan facility (the “New Term Loan”) and entered into a second amendment to the existing ABL revolving credit facility (hereinafter the “New ABL Facility”), which has a maximum commitment of $50.0 million.

The following table is a summary of our debt outstanding at September 30, 2013 and December 31, 2012 (dollar amounts in thousands):

			September 30,	December 31,
Short-Term Debt Instrument	Interest Rate	Maturity Date	2013	2012
U.K. short-term borrowing	floating	annual renewal	$1,488	$1,248

Long Term Debt Instruments			2013	2012
New Term Loan	floating	May 21, 2020	$249,375	$—
New ABL Facility	floating	May 21, 2018	34,100	—
Old Term Loan	floating	refinanced on May 21, 2013	—	145,000
Old ABL Facility	floating	refinanced on May 21, 2013	—	35,175
Note payable-PBGC	4.50%	December 31, 2015	900	1,200
Capitalized leases	various fixed		242	466
Total Long-Term Debt			284,617	181,841
Less: Current Portion			(3,040)	(10,774)
Long-Term Debt			$281,577	$171,067

Term Loan Credit Agreement
On May 21, 2013, Anchor Hocking, LLC (“Anchor”), an indirect wholly-owned subsidiary of EveryWare, and Oneida (together with Anchor, the “Borrowers”), entered into a term loan agreement, by and among the Borrowers, Universal Tabletop, Inc. (“Holdings”), a subsidiary of EveryWare, LLC, as a guarantor, each lender from time to time party thereto and Deutsche Bank AG New York Branch, as administrative agent. The New Term Loan agreement provides for a seven-year $250.0 million term loan. The New Term Loan agreement also permits the Borrowers to raise one or more incremental term loan facilities in an aggregate amount of up to $50.0 million if the consolidated first lien net leverage ratio, after giving effect to such incremental term loan facility, does not exceed 3.50:1.00, subject to certain other limitations and conditions.

Anchor and Oneida are co-borrowers under the New Term Loan. Pursuant to a guarantee and collateral agreement, dated as of May 21, 2013, borrowings under the New Term Loan are guaranteed, subject to certain customary exceptions and limitations, by Universal and by Anchor’s and Oneida’s wholly-owned domestic subsidiaries and are secured by substantially all of Anchor’s and Oneida’s and such guarantors’ assets on a first-priority basis, other than those assets that secure the New ABL Facility (as described below), as to which the term loan lenders have a second-priority security interest.

Borrowings under the New Term Loan bear interest at a rate equal to (i) in the case of base rate loans, a rate equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2 of 1% and (c) the Eurodollar rate for a one-month interest period plus 1.00% (provided that the base rate will be deemed to be not less than 2.25%), plus a margin of 5.25%, or (ii) in the case of Eurodollar loans, a Eurodollar rate equal to (a) LIBOR divided by (b) one minus an applicable reserve requirement (subject to a LIBOR floor of 1.25% per annum), plus a margin of 6.25%.

The New Term Loan agreement contains, among other terms, covenants and events of default customary for similar transactions. These covenants include limitations on the following:

(i)	incurrence of indebtedness;

(ii)	liens;

(iii)	restricted junior payments (including dividends, redemptions and voluntary payments on certain debt);

(iv)	restrictions on subsidiary distributions;

(v)	investments, mergers and acquisitions;

(vi)	sales of assets (including subsidiary interests);

(vii)	transactions with affiliates; and

(viii)	changes in control.

In addition, the New Term Loan agreement contains a maximum net leverage ratio financial covenant and minimum interest coverage ratio financial covenant. The maximum net leverage ratio financial covenant requires Universal to maintain a maximum consolidated leverage ratio (as calculated in accordance with the New Term Loan agreement) as of the last day of any fiscal quarter beginning with the quarter ending September 30, 2013, as follows:

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

The minimum interest coverage ratio financial covenant requires Universal to maintain a consolidated interest coverage ratio (as calculated in accordance with the New Term Loan agreement) beginning with the quarter ending September 30, 2013 of not less than 2.25:1.00.

Voluntary prepayments of amounts outstanding under the Term Loan are permitted at any time, subject to prepayment premiums of 2% during the first year and 1% during the second year. The Term Loan agreement requires the Borrowers to make mandatory prepayments with the proceeds of certain asset dispositions or the receipt of certain insurance or condemnation awards to the extent the Borrowers do not use the proceeds for the purchase of assets useful in the Borrowers’ businesses. The New Term Loan requires the Borrowers to make annual principal amortization payments equal to 1.0% of the amount then outstanding. The Borrowers are also required to make mandatory prepayments with 50% (which percentage will be reduced upon the achievement of certain leverage ratios) of Universal's annual consolidated excess cash flow, subject to certain exceptions (provided that for 2013, excess cash flow will only be calculated from May 21, 2013 through December 31, 2013).

Asset-Based Revolving Credit Facility
On May 21, 2013, the Borrowers entered into a second amended and restated loan and security agreement (hereinafter the “New ABL Facility”) by and among the Borrowers, Universal, as a guarantor, each wholly-owned domestic subsidiary of the Borrowers party thereto, as guarantors (together with Universal, the “Guarantors”), each lender from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders. The ABL agreement provides for the New ABL Facility, a five-year asset-based revolving credit facility in an aggregate principal amount of up to $50.0 million (as may be increased from time to time, the “maximum revolver amount”), subject to the borrowing base limitation described below. Up to an aggregate of $20.0 million will be available to the Borrowers for the issuance of letters of credit, which reduce availability under the New ABL Facility. The ABL agreement also provides for borrowings on same-day notice, referred to as “swingline loans.” Borrowing of a swingline loan will reduce availability under the New ABL Facility. The Borrowers may request to increase the maximum revolver amount in increments of not less than $5.0 million not more than three times during the term of the ABL agreement, so long as the maximum size of the New ABL Facility does not exceed $75.0 million. Any such increase in the maximum revolver amount will be at the discretion of the lenders and certain other eligible lenders and will be subject to the borrowing base limitation described below.

Anchor and Oneida are co-borrowers under the New ABL Facility. Borrowings under the New ABL Facility are guaranteed, subject to certain customary exceptions and limitations, by Universal and Anchor’s and Oneida’s wholly-owned domestic subsidiaries and are secured by certain of Anchor’s and Oneida’s and such guarantors’ assets on a first-priority basis, other than those assets that secure the term loan.

The aggregate amount of revolving loans permitted to be made to the Borrowers under the New ABL Facility may not exceed a borrowing base consisting of: (a) the lesser of (i) the maximum revolver amount, and (ii) the sum of certain eligible accounts receivable and certain eligible inventory (which eligible inventory shall not exceed 70% of the maximum revolver amount), minus (b) certain availability reserves which the administrative agent or the collateral agent deems necessary, including reserves for any amounts which either agent or any lender may be obligated to pay in the future for the account of any Borrower and, if and when availability is less than $10.0 million, reserves determined by the agents in respect of certain cash management and/or hedging obligations then outstanding.

Borrowings under the New ABL Facility bear interest at a rate equal to (i) in the case of base rate loans, a rate equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2 of 1% and (c) the LIBO rate for a one-month interest period plus 1.00%, plus the applicable margin, or (ii) in the case of LIBO rate loans, a LIBO rate equal to (a) LIBOR divided by (b) one minus an applicable reserve requirement, plus the applicable margin. The applicable margin is based upon the quarterly average availability under the ABL Facility for the immediately preceding three month period as follows:

Tier	Quarterly Average Availability	Applicable LIBO Rate Margin	Applicable Base Rate Margin
1	Greater than $25.0 million	1.50%	0.50%
2	Greater than $12.5 million but less than $25.0 million	1.75%	0.75%
3	Less than $12.5 million	2.00%	1.00%

The New ABL Facility contains, among other terms, covenants and events of default customary for similar transactions. These covenants include limitations on the following: (i) incurrence of indebtedness; (ii) liens; (iii) restricted junior payments (including dividends, redemptions and voluntary payments on certain debt); (iv) restrictions on subsidiary distributions; (v) investments, mergers and acquisitions; (vi) sales of assets (including subsidiary interests); (vii) transactions with affiliates and (viii) changes in control. In addition, the New ABL Facility contains a springing fixed charge coverage ratio financial covenant. If adjusted availability (plus certain qualified cash) under the New ABL Facility is below 12.5% of the maximum amount at such time, Universal and its subsidiaries will be required to comply with a minimum fixed charge coverage ratio of 1.0:1.0.

The Borrowers will pay an unused line fee to the lenders under the New ABL Facility equal to 0.3125% per annum times the amount by which the maximum revolver amount exceed the average daily outstanding amount of loans and the average daily undrawn face amount of outstanding letters of credit under the New ABL Facility.

The Borrowers will pay a letter of credit fee to the lenders under the New ABL Facility equal to the applicable margin on LIBO rate loans multiplied by the undrawn face amount of each letter of credit, and a fronting fee equal to 0.125% per annum on the dollar equivalent of the amount of each letter of credit outstanding during the previous quarter.

Voluntary prepayments of amounts outstanding under the New ABL Facility are permitted at any time, without premium or penalty. The New ABL Facility requires the Borrowers to make mandatory prepayments with the proceeds of certain asset dispositions to the extent the Borrowers do not use the proceeds for the purchase of assets useful in the Borrowers’ businesses.

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

Prior Credit Facilities
On March 23, 2012 in connection with the Anchor Merger, Universal refinanced substantially all of the existing long term debt obligations of Anchor Hocking and Oneida into a new $150.0 million term loan facility (the “Old Term Loan”) and amended and restated the ABL revolving credit facility (the “Old ABL facility”) which had a maximum availability of $85.0 million. We repaid the Old ABL Facility and the Old Term Loan on May 21, 2013 in connection with the Business Combination.

In September 2011, Anchor executed a term note in the amount of $45.0 million. Repayment terms commenced on the first quarter ended December 31, 2011 and for the subsequent three quarters Anchor was required to make payments of 75% of excess cash flow, or if the leverage ratio was less than 2.5x, 50% of excess cash flow. At December 31, 2011, the outstanding balance on the term note was $40.0 million. This term note was refinanced on March 23, 2012 in connection with the Anchor Merger.

In November 2011, in connection with its acquisition by Universal, Oneida entered into a third amendment to its existing asset based credit facility, providing for a facility with maximum availability of $50.0 million (and an option to increase such facility to $60.0 million in the aggregate upon written request to the agent), and refinanced its existing term loan facility by executing a Term Loan and Security Agreement (related party term loan) with MCP II for loans in the amount of $52.5 million. The principal balance of the loan was to be paid in graduated quarterly amounts, starting at 1.25% of the principal amount for each quarter in 2012, and increasing annually in 2013 and 2014 to 1.875% and 2.5%, respectively, of such principal amount per quarter. The related party term loan was refinanced on March 23, 2012.

PBGC Promissory Note

On September 15, 2006, Oneida issued a $3,000 promissory note to the Pension Benefit Guaranty Corporation (“PBGC”) payable in equal installments annually over 10 years with interest paid annually at a rate of 4.5%. At September 30, 2013, $900 was outstanding on the promissory note.

U.K. Short-Term Borrowing
We maintain a Sterling-denominated borrowing facility to support working capital requirements at our U.K. subsidiary operations. This facility is collateralized by U.K. subsidiary trade accounts receivable. The advance rate is 80% of eligible trade accounts receivable with a maximum borrowing limit £1.4 million ($2.3 million). Assuming there is no event of default, the facility automatically renews annually. Interest on the facility is 2.40% margin plus Barclays Bank base rate (0.50% at September 30, 2013). At September 30, 2013, borrowings outstanding under the facility were £0.9 million ($1.5 million). A separate agreement with Barclays Bank provides for a standby letter of credit facility of up to £0.2 million ($0.3 million). At September 30, 2013, £0.2 million ($0.3 million) of standby letters of credit was issued to beneficiaries under this facility.

Subsequent to September 30, 2013, we refinanced the existing Barclays Bank Sterling-denominated borrowing facility with Burdale Bank, an affiliate of our U.S. lender Wells Fargo. The new borrowing facility has a £7,000 maximum collateral commitment based on eligible inventory and accounts receivable at our U.K. subsidiary.

Cash Flows for the Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012

The table below sets forth our cash flow from operating, investing and financing activities in the periods presented:

	Nine Months Ended September 30,
(dollars in thousands)	2013	2012
Statement of Cash Flows Information
Net cash used in operating activities	$(30,649)	$(11,663)
Net cash used in investing activities	(13,044)	(13,538)
Net cash provided by financing activities	42,686	24,778
Effect of exchange rate exchanges	(281)	(286)
Net decrease in cash	$(1,288)	$(709)

Net cash used in operating activities increased $19.0 million from $11.7 million for the nine months ended September 30, 2012 to $30.6 million for the nine months ended September 30, 2013. The increase in cash used in operating activities is primarily due to the increased inventory levels of $19.0 million. We invested in higher inventory levels in anticipation of the growth in our business that we are expecting, specifically in our International segment, and to prepare for the holiday selling season in our Consumer segment. We have also built inventory in as part of our planning activities in preparation for the idling of production on one of our furnaces in our Lancaster, Ohio manufacturing facility as we shift our production activities in 2014.

Net cash used in investing activities decreased $0.5 million from $13.5 million for the nine months ended September 30, 2012 to $13.0 million for the nine months ended September 30, 2013. Cash used in investing activities represents spending on capital projects, primarily at Anchor manufacturing facilities. We spent $8.9 million and $13.8 million on capital expenditures during the nine months ended September 30, 2013 and 2012, respectively. The decrease in capital expenditures was the result of lack of a major furnace rebuild in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, which included the Monaca plant furnace rebuild. For the nine months ended September 30, 2013, we used $3.5 million of cash in connection with the acquisition of Metalrax and made advances under a note receivable due from a non-affiliate of $0.6 million.

Net cash provided by financing activities increased $17.9 million from $24.8 million for the nine months ended September 30, 2012 to $42.7 million for the nine months ended September 30, 2013. Net cash provided by financing activities for the nine months ended September 30, 2013 included $39.1 million of net cash received from the ROI trust and $69.9 million of incremental debt to fund the $90.0 million payment to Former EveryWare shareholders and expenses incurred in connection with the Business Combination. Cash provided by financing activities for the nine months ended September 30, 2012 included (i) refinancing of our indebtedness in connection with the Anchor Merger, including borrowings of $150.0 million and repayment of $104.3 million of indebtedness; (ii) a dividend to equityholders of $10.3 million; and (iii) net proceeds from borrowings under a revolving credit facility of $11.4 million.

Off-balance Sheet Transactions

At September 30, 2013, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of the consolidated financial statements requires our management to make judgments and assumptions, as well as make estimates, that have an impact on our earnings, expenses, assets and liabilities as well as on the disclosure of contingent liabilities. The uncertainty associated with these assumptions and estimates, however, may give rise to outcomes that might lead to substantial adjustments to the carrying amounts of the given assets or liabilities in future periods. On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our quarterly report on Form 10-Q for the second quarter of 2013. Had we used estimates, judgments, and assumptions different from any of those discussed in our quarterly report on Form 10-Q for the second quarter of 2013, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

Recent Accounting Pronouncements

During the third quarter of 2013, there were no additional material accounting pronouncements issued that would impact the Company's consolidated financial statement presentation.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity price risk
We are exposed to market risk based on the prices of raw materials and natural gas, which are subject to market volatility. We utilize derivative financial instruments to hedge the commodity price risks associated with our natural gas requirements. The total notional amount of commodity derivative instruments at September 30, 2013 was $5.3 million. We recorded a $0.2 million and $1.2 million mark-to-market gain net of tax through other comprehensive income for the three and nine months ended September 30, 2013 respectively.

We also actively seek to manage the risk of fluctuating prices through long-term supply and service contracts. In the past, we have not always been able to pass on increases in the prices of direct materials and energy to our customers, in whole or in part and there will likely be periods in the future when we will not be able to pass on these price increases.

Interest rate risk
With the exception of the PBGC note and capital lease obligations, all of our borrowings at September 30, 2013 bore interest at floating rates, which exposes our cash flows and earnings to the market risk of interest rate changes. At September 30, 2013, we had borrowings of $285.0 million exposed to interest rate risk, of which $249.4 million of term loan borrowing has a LIBO floor of 125 basis points. Each 100 basis point increase in interest rates on the total amount exposed, and after the 125 basis point term loan floor, would reduce quarterly pretax earnings by approximately $1.0 million.

Foreign currency risk
We are exposed to market risk from fluctuations in foreign currencies. Approximately 11.6% of our gross sales net of returns for the quarter ended September 30, 2013 and 9.7% of our consolidated assets at September 30, 2013 are derived from operations outside the United States. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar had depreciated by 10% less against the foreign currencies used by our operations in 2013, gross sales net of returns would have been reduced by approximately $1.1 million and the related gross margin would have decreased by approximately $0.4 million. We utilize derivative financial instruments to hedge foreign exchange rate risks associated with the effects of foreign currency fluctuations. We had no foreign exchange derivative instruments at September 30, 2013.

ITEM 4 – CONTROLS AND PROCEDURES

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we are a party to various legal proceedings involving product liability claims, employee and labor disputes and environmental compliance. We are not currently a party to any legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A – RISK FACTORS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that are not historical facts, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information currently available to management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include: (i) macroeconomic factors and changes in general economic or business conditions may adversely affect our business; (ii) social and political risks that could adversely affect our results of operations; (iii) the highly competitive environment in which we operate; (iv) difficulties arising from acquisitions, including the successful integration of acquisitions and new joint ventures made during the nine months ended September 30, 2013; (v) raw materials, including natural gas and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs; (vi) work stoppages and other labor relations matters; (vii) restructuring costs and costs related to the Business Combination; (viii) changes in applicable laws or regulations; (ix) certain operations are conducted by joint ventures that we cannot operate solely for our benefit; (x) our ability to attract, develop and retain talented employees is critical to our success; (xi) losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage; (xii) product liability claims, recalls and other legal proceedings could adversely affect our operations and financial performance and harm our reputation; (xiii) operations and investments in our facilities and complex information systems; (xiv) fines or penalties, damage to reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws; (xv) our ability to protect our intellectual property; (xvi) the negative performance of our licensees, which could impact our license revenue; (xvii) increased costs as a result of being a public company; and (xviii) the other risks and important factors contained and identified in our filings with the Securities and Exchange Commission (the “SEC”), any of which could cause actual results to differ materially from the forward-looking statements. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors.

During the third quarter of 2013, there were no material changes to the risk factors previously disclosed in our quarterly report on Form 10-Q for the second quarter of 2013.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
Not applicable.

Use of Proceeds
Not applicable.

Repurchases of Equity Securities
The following table sets forth information in connection with repurchases made by us of our common stock during the three months ended September 30, 2013:

	(a) Class and Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	—	$—	—	$—
August 1, 2013 - August 31, 2013	—	—	—	—
September 1, 2013 - September 30, 2013	—	—	—	—
Total	—	$—	—	$—

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Exhibit No.	Description
10.1
Consulting Services Agreement, dated as of September 24, 2013, between the Company and Monomoy Capital Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 27, 2013).

10.2	EveryWare Global, Inc. Short Term Incentive Plan.
10.3
Employment Agreement, dated as of August 14, 2013, between the Company and John K. Sheppard (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 20, 2013).

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

EVERYWARE GLOBAL, INC.

Date:	November 7, 2013	By:	/s/ Bernard Peters
Bernard Peters
Chief Financial Officer
(Principal financial officer, principal accounting officer,
and duly authorized officer)