Form 10-K
period 2013-12-31
EveryWare Global, Inc.
filed 2014-03-31
CIK 1532543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
☐ Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013	Commission file number: 001-35437
________________
EveryWare Global, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	45-3414553
(State of Incorporation)	(I.R.S. Employer Identification No.)

519 North Pierce Avenue	43130
Lancaster, Ohio	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (740) 681-2500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of exchange on which registered
Common Stock, par value $.0001 per share	The NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Schedule 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 28, 2013, was $39,013,772.

As of March 10, 2014, 22,120,023, shares of Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held in 2014 (the “2014 Proxy Statement”).

EveryWare Global, Inc.

Annual Report on Form 10-K

i

CERTAIN DEFINITIONS
All references in this Annual Report on Form 10-K to the “Company,” “EveryWare,” “we,” “us,” and “our” refer to EveryWare Global, Inc. and its consolidated subsidiaries (unless the context otherwise requires). ROI Acquisition Corp. (“ROI”) refers to the Company as it existed prior to the business combination in May 2013 (the “Business Combination”) involving ROI and the company formerly known as EveryWare Global, Inc. (“Former EveryWare”) and pursuant to which Former EveryWare was merged into a wholly-owned subsidiary of ROI and the name of ROI was changed to EveryWare Global, Inc.
FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures, and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” and similar expressions are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, such risks relating to (i) general economic or business conditions affecting the markets we serve; (ii) our ability to comply with the financial covenants in our debt agreements; (iii) our ability to attract and retain key managers; (iv) our ability to develop or successfully introduce new products; (v) risks associated with conducting business in foreign countries and currencies; (vi) increased competition in our markets; (vii) our failure to complete or successfully integrate additional strategic acquisitions; (viii) the impact of changes in governmental regulations on our customers or on our business; (ix) the loss of business from a major customer; and (x) our ability to obtain future financing due to changes in the lending markets or our financial position. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

ii

PART I
Item 1. Business
Overview
The Company, a Delaware corporation formed in 2011, is a leading global marketer of tabletop and food preparation products for the consumer, foodservice and specialty markets.

We offer a comprehensive line of tabletop and food preparation products, such as bakeware, beverageware, serveware, storageware, flatware, dinnerware, crystal, banquetware and hollowware; premium spirit bottles; cookware; gadgets; candle and floral glass containers; and other kitchen products. We market our products globally under the Anchor Hocking®, Anchor®, Anchor Home®, FireKing®, ONEIDA®, Buffalo China®, Delco® and Sant’ Andrea® brands; in Europe under the Viners®, MermaidTM, George WilkinsonTM, Great British Bakeware®, Longlife® and RTATM brands; and in Latin America under the Ana Maria Braga®, Anchor Hocking®, ONEIDA® and W.A. Rogers® brands. Our customers range from Fortune 500 companies to medium and small-sized companies in the consumer, foodservice, business-to-business and e-commerce channels. We own and operate two glass manufacturing plants in the U.S., in Lancaster, Ohio, and Monaca, Pennsylvania. We lease two metal bakeware manufacturing plants in Burnley and Oldbury, United Kingdom, and an assembly facility in Fakenberg, United Kingdom, and source a variety of tableware products from third parties, primarily in Asia and Europe.
EveryWare’s principal operating subsidiaries, Oneida Ltd. (“Oneida”) and Anchor Hocking, LLC (“Anchor Hocking”), were founded in 1848 and 1873, respectively. Investment funds affiliated with Monomoy Capital Partners acquired Anchor Hocking in 2007 and acquired Oneida in 2011. These companies were integrated under Former EveryWare in March of 2012. In connection with the Business Combination in May 2013, Former EveryWare became a wholly-owned subsidiary of ROI and was converted to a limited liability company, and ROI changed its name to EveryWare Global, Inc.
We operate our business in four segments: consumer, foodservice, specialty and international. The International segment includes all countries in which we operate other than the U.S. and Canada.

•
Consumer: Our consumer segment provides a broad array of tabletop, food preparation and pantry products at a variety of price points to retail customers, primarily under the Anchor Hocking® and ONEIDA® brands and through licensing arrangements. Sales in our consumer segment are made to mass merchants, discount retailers, specialty stores, department stores, and grocery stores, as well as to consumers through our e-commerce site. We believe our consumer customers select us based on our breadth of category assortment, innovative products, brand recognition strength, consistent quality, and reliable service.

•
Foodservice: Our foodservice segment provides flatware, dinnerware, beverageware, barware, hollowware and banquetware to the foodservice industry. Sales in our foodservice segment are made to equipment and supply dealers, broadline distributors, hotels, casinos, and chain restaurants, as well as airlines and cruiselines. We believe our foodservice customers rely on our broad product portfolio, superior design and innovation, reliable service, and brand recognition strength.

•
Specialty: Our specialty segment offers glassware products to candle and floral wholesalers, direct sellers, industrial lighting manufacturers and distillers, and distributors of premium spirits. We offer a variety of accessories for taper, pillar, votive and tealite candles, and floral vases in a broad range of styles, patterns and colors. We also sell customized spirit bottles to domestic and international premium spirit distillers. We believe our specialty customers select us because of our reliability, operating flexibility and unique manufacturing capabilities, design and innovation, and strong customer service.

•
International: Our international segment serves customers in over 65 countries outside the U.S. and Canada, including customers in the European Union, Latin America, the Caribbean, Africa, the Middle East, and Asia. Our international segment includes all product categories in the consumer and foodservice markets in the countries in which we operate. We sell both our U.S. and United Kingdom manufactured glassware, bakeware and our sourced flatware, dinnerware, barware, hollowware, and banquetware internationally. We primarily market our products internationally under the Viners®, Anchor Hocking®, Sant’ Andrea®, Mermaid®, George Wilkinson®, Great British Bakeware®, Longlife®, Ana Maria Braga®, W.A. Rogers®, and ONEIDA® brands.

Financial Information About Segments
For financial information by segment and geographic area, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 19 to our audited consolidated financial statements in this Annual Report on Form 10-K.
Industry
We are a global consumer products company, with a primary focus on the large housewares and foodservice markets. These markets are highly competitive, with a number of competitors manufacturing and selling a broad range of products. In the housewares market, we estimate that the global consumer tabletop and food preparation markets sales are $50.0 billion in 2013 with U.S. sales representing approximately $12.2 billion of that total. Within the U.S. consumer tabletop and food preparation markets, we estimate that the consumer tabletop market represented approximately $4.9 billion, and that the food preparation market represented approximately $7.3 billion in sales in 2013. We estimate that the global foodservice tabletop market was a $2.7 billion market in 2013, and that U.S. sales represented approximately $990.0 million of that total.
Leading industry indicators show a continuing recovery from the 2009 global recession. Demand for our consumer segment products is heavily influenced by new home sales and housing starts. In 2012, there were 396,000 sales of new single-family houses in the U.S., an increase of approximately 17% and housing starts were 0.78 million units, an increase of approximately 28% from 2011. During 2013, there were 414,000 new home sales in the U.S., an increase of approximately 5% from 2012 and housing starts were approximately 0.9 million units as of December 31, 2013, an increase of approximately 19% from 2012.
Demand for our foodservice segment products is heavily influenced by spending in the lodging and restaurant industries. In the lodging and restaurant industries, revenue Per Available Room, a leading indicator of lodging sector strength, expanded at a compound annual growth rate of 6.7% from 2009 to 2012, while the restaurant industry has experienced consistent same store sales growth since 2010. During the recession, restaurants delayed capital expenditures, which we believe will create significant pent-up demand as the restaurant industry continues to recover.
Market conditions in North America gradually improved during the first half of 2013; however, the macroeconomic business environment in North America became more challenging during the third and fourth quarters as consumer sentiment declined and the threat of a federal government shutdown slowed consumer and business spending. In Western Europe, stagnant economic conditions continue to present challenges to achieving our International segment growth goals. Volume growth in in our specialty and international segments, including the impact of our U.K. acquisition, offset the challenging macroeconomic business environment for our consumer and foodservice segments, principally in North America.
Business and Competitive Strengths
Our vision is to become the leading global marketer of quality tabletop and kitchen solutions to our small, mid-sized, and large customers. We believe that our business and competitive strengths include, but are not limited to, the following:
Globally-Recognized Brands.  We have a broad portfolio of brands with global recognition in the consumer and foodservice channels, as well as brands in certain countries or regions that enhance our broad portfolio. Our ONEIDA® brand has been one of the most recognized tabletop brand names in the U.S., with meaningful brand awareness throughout the tabletop and general household category, and Anchor Hocking® as among the top ten tabletop brands in the U.S.
Leading Market Position in Most Major Categories Served.  We believe we are the world’s largest marketer of stainless steel and silver plated flatware for the consumer and foodservice industries. We believe the ONEIDA® brand holds a #1 market position in flatware for the U.S. consumer and foodservice channels, with 15% and 33% market share, respectively, as estimated by management. Management believes ONEIDA® also has a leading market position in dinnerware in the U.S. for the foodservice channel based on estimates of sales.
Single-Source Tabletop Solution with Superior Customer Service.  We offer a quality single-source category solution to our customers through our comprehensive assortment of tabletop, food preparation, and specialty glass products, which we believe is the broadest tabletop platform in the industry. We maintain a strong presence in each of our geographic markets through locally managed operating companies, which provide specialized marketing, sales, and customer service expertise. As a result, we deliver a compelling value proposition of assortment breadth, quality customer service and global logistical support, innovation, and local market specialization.
High Switching Costs Create Consistent Recurring Revenue Model.  High switching costs provide us with a substantial advantage and consistent, recurring revenue given our incumbent position with customers and our leading foodservice market share. Management believes that approximately 90% of Anchor Hocking’s 2013 foodservice revenues and approximately 70% of Oneida’s 2013 foodservice revenues were generated from replenishment business based on management’s knowledge of our customers and our relationships with them.
Diverse and Longstanding Customer Relationships.  Our customer base is highly diversified across the consumer, foodservice, specialty, and international markets. Our top 10 customers, which include widely recognized names in the retail and hospitality industries, accounted for 40% of 2013 net sales, with an average historical relationship of approximately 25 years. Our largest customer accounted for 15% of 2013 net sales and no other customer accounted for more than 10% of net sales.
Highly Efficient Dual Sourcing, Manufacturing with Ample Capacity, and Diverse Supply Chain.  We utilize a flexible dual sourcing model that allows us to manufacture or source products from third parties depending on relative efficiency, cost and strategic considerations.  We believe we have manufacturing capabilities to produce the most diverse line of glassware products in the U.S. glassware industry and that our ample capacity and yield differentiate us in terms of product cost, efficiency, flexibility, scale, and quality.  Our sourced products are produced from manufacturers primarily in Asia and Europe, including China, Vietnam, Thailand, Indonesia, Mexico, Germany and Austria.  We have a geographically diverse vendor network, and we are not dependent on any particular country for our sourcing needs.  This geographically diverse vendor network helps to protect us from fluctuations in labor costs, political and social unrest, scarcity of raw materials or other impediments to production. We believe our manufacturing capabilities and strategic sourcing relationships will allow us to meet increased customer demand and grow sales without meaningful incremental investment.
Significant Barriers to Entry.  Our globally recognized brands, substantial product breadth, library of patterns and designs created over the past 100 years, and our reputation for service provide us with barriers to entry that contribute to our leading market position. In addition, our manufacturing infrastructure is both a competitive advantage and a significant barrier to entry, with a replacement cost estimated by management to be approximately $250 million. While glass can be imported, the heavier weight and large volume of air that must be packed with the product increase the cost to do so.
Experienced and Incentivized Management Team.  We have a talented management team, with experience in the consumer products industry and a proven track record of growing world-class brands domestically and internationally. In addition, the compensation for our senior management team incorporates performance-based components, including equity elements, which help to align their interests with those of our stockholders.
Growth Strategy
We believe we have attractive long-term growth prospects in all segments of our business. Our primary growth strategies include:
Increase Market Penetration through Channel and Category Expansion. Our portfolio of brands extends to all tabletop and food preparation categories, and we believe we can further increase category penetration in each of our segments. We intend to expand our market penetration in our consumer segment in the grocery, club, department store, and specialized retail channels, and in our foodservice segment through expansion of our existing flatware, glassware, and dinnerware offerings. We also expect to expand our foodservice penetration with our ONEIDA® banquetware assortment through an exclusive distribution relationship. In our specialty segment, we plan to expand our spirits capabilities and product assortment. Our international segment has strategies parallel to the consumer and foodservice segments, in addition to expanding regionally relevant product category offerings.
Extend Existing Brands through New Product Introductions and Innovations. We intend to drive revenue growth in each of our segments through consistent category reinvention, new product introductions, and product innovation based on our analysis of market opportunities.
Capitalize on Foodservice Distribution Strength to Cross-Sell Product Categories. There was limited overlap between the Oneida and Anchor Hocking foodservice customer bases at the time of the Oneida acquisition, providing a substantial cross-selling opportunity within the foodservice segment. Our single-point of distribution program enables us to further drive glass sales in the foodservice segment as we have become a one-stop shop for glassware, flatware, and dinnerware, which reduces customers’ costs by optimizing the number of product shipments.
Continue to Expand Internationally. Our global brand and broad footprint offer opportunities to expand our international segment, which we believe has the potential to represent a substantially larger percentage of our business within the next five years. We believe that the market for our product in the consumer tabletop and food preparation markets outside of the U.S. and Canada represent $37.8 billion and $1.5 billion, respectively. Our global footprint allows us to efficiently leverage our local resources, brand portfolio, and product development capabilities to identify new opportunities for growth and quickly launch innovative foodservice and housewares product solutions.
Strategically Acquire Additional Brands across Our Existing Distribution Platforms.  We have demonstrated capabilities for identifying, acquiring, and integrating both large platforms and smaller tuck-in businesses and a proven ability to generate cost synergies. We believe that we are well positioned to acquire tabletop and food preparation companies that are well established and complement our products and geographic markets.
Further Leverage Our Manufacturing and Distribution Footprint to Drive Profitability and Cash Flow.  Our broad manufacturing and distribution base enables us to provide our customers with an extensive offering across multiple brands and price points. We believe that continued market stratification and increased product offerings will allow us to better optimize our manufacturing and distribution capacity, thus spreading our fixed costs over more pieces and improving margins and cash flow generation. We also believe that our existing manufacturing and distribution footprint will position us to grow revenues and earnings without significant incremental investment.
Products
Our broad product assortment covers a range of categories which facilitate the daily tabletop and food preparation needs of consumers and chefs. Our tabletop products include beverageware, pitchers, flatware, dinnerware, serveware, and hollowware. Our food preparation products include products such as bakeware, mixing bowls, measuring cups, food and pantry storage items, and countertop organization. Our licensing relationships extend our brands of cookware and metal bakeware within the food preparation category. In our specialty segment, our products are décor items such as vases and candle jars and premium spirits bottles. In addition to our own branded products, we market luxury dinnerware, crystal stemware and barware and buffetware through global distribution agreements.
Manufacturing
We own and operate two glass manufacturing plants in the U.S., one in Lancaster, Ohio and one in Monaca, Pennsylvania. We lease two metal bakeware manufacturing plants in Burnley and Oldbury, United Kingdom, and an assembly facility in Fakenberg, United Kingdom. We believe our glass tabletop operations are capable of producing the most diverse array of tableware products in North America.
There are three primary production methods employed to manufacture all of our glass products. The “press and blow” process creates mid-sized items at high speed with great efficiency and forms molten glass into a rough shape using the press portion of the operation followed by blowing the product into its final shape with compressed air. The “blow and blow” process similarly starts with producing the rough shape by applying compressed air to the molten glass and then using a second stage to blow the product into the final shape. The “press” process creates articles of all sizes by stamping the molten glass into the final shape in one movement. After the glass has been formed, it is heat treated in either an annealing oven or a tempering line, depending on the product’s desired attributes before being selected to ensure product quality and then packaged for distribution.
Our metal bakeware is produced utilizing two primary manufacturing methods, stamping and spinning. The “stamping” process creates pots and metal baking dishes by pressing flat sheets with dies to create the final shape. The “spinning” process forms a piece of metal around a mandrel by applying pressure to the outside surface while rotating. Following the metal forming process, the pieces are inspected for quality and packaged for distribution.
Brands, Trademarks and Licensing

Our brands Anchor Hocking® and ONEIDA® each have over 100-year histories in the market. We own the trademarks, Anchor®, Anchor Hocking®, AnchorHome®, FireKing®, ONEIDA®, OneidaCraft®, Buffalo China®, Delco®, Rego®, Sant’ Andrea®, Viners®, W.A. Rogers®, MermaidTM, George WilkinsonTM and RTATM, which we believe are material to our business. In addition to our own brands, we market relevant products under strategic partnerships and distribution agreements with Schönwald®, a luxury dining brand, in the North America, China, Hong Kong and Macau markets, Stölzle®, a high-quality stemware brand, in the U.S, Strata®, a banquet system innovator and Buffet Euro®, a leading buffetware marketer. We also have a licensing agreement with the Ana Maria Braga brand in Brazil, featuring the celebrity on a range of tabletop and food preparation products.
Our owned and licensed brands in our top geographic markets across a range of price points are:

North America	South America, Asia Pacific	UK, EU, ME, A
Fine	SANT'ANDREA, Mermaid	SANT'ANDREA, Mermaid	SANT'ANDREA, Mermaid
Best	anchor, ONEIDA, GeorgeWilkinson	anchor, ONEIDA, GeorgeWilkinson	VINERS, anchor, GeorgeWilkinson
Better	anchor, GeorgeWilkinson, ONEIDA, rta	anchor, Ana Maria Braga, ONEIDA, rta	anchor, VINERS, rta, GeorgeWilkinson
Good	anchor, Fire-King, ONEIDACRAFT	Fire-King, GeorgeWilkinson, ONEIDACRAFT	anchor, Fire-King, GeorgeWilkinson
Opportunity	Fire-King, indiana glass, W. A. ROGERS	anchor, GeorgeWilkinson, W. A. ROGERS, VINERS	Fire-King, GeorgeWilkinson

Based upon market research and surveys, we believe our brand names and trademarks, as well as our product designs, enjoy a high degree of customer recognition and are valuable assets.
Oneida has entered into licensing agreements under which it has licensed the ONEIDA® trademark for use by third parties on products in our core space and complementary to the our product lines. Oneida’s brand licensing business began in 1997 with our decision to license the ONEIDA® mark for kitchen tools and gadgets to Robinson Home Products, Inc. (“RHP”). In 2009, we made the decision to license our consumer business within the U.S. to RHP. Currently, RHP has exclusive rights to market ONEIDA® on flatware, dinnerware, glassware, kitchen tools and accessories, and table linens in the consumer sales channels (excluding e-commerce) in the U.S. The RHP agreement has an initial term of 10 years with two potential 10-year renewal periods, at the discretion of RHP, if RHP is able to obtain certain minimum sales figures. Although we can sell these products direct to consumers through e-commerce and other direct to consumer channels, we are required to source these products from RHP. In 2013, revenue from RHP licensing fees represented 1.4% of total revenue and 48.7% of our consolidated operating income for 2013. In addition, Bradshaw International, Inc. licenses ONEIDA® in the U.S. for use on metal cookware and bakeware and silver and metal polishes. McPherson’s Limited manufactures and licenses ONEIDA®, Sant’ Andrea® and Viners™ in Australia and New Zealand. We continue to explore opportunities to capitalize on our world-class brands by licensing them in non-core product categories. For 2013, total licensing revenue was $6.5 million, representing 1.5% of total revenue.
We also have rights under a number of patents that relate to a variety of products. However, we do not consider that any patent or group of patents relating to a particular product or process is of material importance to our business as a whole.

Customers and Markets
We sell our products globally to a diverse customer base. In our consumer segment, we sell to mass merchants, specialty stores, department stores, supermarkets, and warehouse clubs. In our foodservice segment, we sell to equipment and supply distributors, broadline distributors, hotels, casinos, chain restaurants, airlines, and cruiselines. In our specialty segment, we sell to candle and floral wholesalers, direct sellers, industrial lighting manufacturers and distillers, and distributors of premium spirits. Our international segment’s customers include consumer and foodservice customers. We also operate our own e-commerce site offering our customers the opportunity to purchase our consumer channel products directly from us.
Our diverse customers range from Fortune 500 companies to medium- and small-sized companies in over 65 countries, including Wal-Mart, Target, Crate and Barrel, Publix, Bed, Bath & Beyond, Canadian Tire, John Lewis, Tesco, El Puerto de Liverpool, Fiesta Americana, Hyatt, Marriott, United Airlines, Royal Caribbean Cruise Lines, Darden Restaurants, Edward Don, and Constellation Brands.
Sales to Wal-Mart Stores, Inc. and its affiliates (including Sam’s Club and Asda Superstore) represented approximately 15% and 14% of our revenues in 2013 and 2012, respectively. No other customer accounted for more than 10% of our revenues for the two years ended December 31, 2013. Our top 10 customers accounted for approximately 40% and 40% of our revenues in 2013 and 2012, respectively.
We sell our products in the consumer, foodservice, specialty, and international markets. Approximately 37%, 29% and 23% of our 2013 segment revenues and approximately 38%, 31% and 23% of our 2012 segment revenues were derived from sales to the consumer, foodservice, and specialty markets, respectively, with the remainder of our revenues being generated principally from our international markets.
Sales, Marketing and Distribution
To service our customers we use a combination of company employed sales professionals and independent sales representative groups. Many of these groups have had relationships with us for over two decades. Together, the inside sales team and outside sales representatives are dedicated to providing exceptional service for our customers.
We have a talented and professional marketing team positioned in global regional markets to service our customer needs. Our marketing team plays a key role in product development of our offerings including assortment planning, pricing and promotions, focusing on:

•	product strategy by channel and category

•	foodservice growth with category expansion

•	focus on international expansion

•	brand and category alignment to support mission

•	e-commerce focus on sales and consumer brand equity
Our sales and marketing functions are managed from the executive offices in Lancaster, Ohio, with staff located in Melville, New York, New York City, and Oneida, New York. Our international sales and marketing functions are overseen by our various offices outside North America. The Latin American, Mexican, Central and South American, and Caribbean markets are served by our subsidiary, Oneida, S.A. de C.V., located in Mexico City. Our subsidiary, Oneida U.K. Limited, located in London, serves the Company’s European, African, and Middle and Far Eastern markets. Our Asian and Pacific markets are served by our offices located in Guangzhou, China.
We have distribution centers located at or near each of our manufacturing facilities (see “Properties”). In addition, we operate a single point of distribution for our broadline distributors and e-commerce customers in Savannah, Georgia. We believe our distribution centers are well situated and staffed to best service our customers in all of our business segments.
Backlog

We had outstanding orders of approximately $22.5 million and $19.9 million as of December 31, 2013 and 2012, respectively. The 2013 backlog is expected to be filled during the current fiscal year. We do not believe that these backlog numbers are necessarily indicative of our future results of operations or prospects. Although we seek commitments from customers well in advance of shipment dates, actual confirmed orders are typically not received until close to the required shipment dates.
Competition
The tabletop market is highly competitive with key players in each of the consumer and foodservice segments, while excess U.S. manufacturing capacity also keeps competition strong in certain portions of our specialty segment. Libbey, Inc. and Arc International compete with us in the consumer, foodservice, and specialty segments. Steelite International, Fortessa and Walco, Inc. compete with us in the foodservice segment. World Kitchen, Inc., Pasabache, Gibson and Lifetime Brands compete with us in the consumer segment. Hampton Forge and Cambridge sell products that compete with our ONEIDA-branded flatware licensee, RHP in the consumer market. Certain of our customers also develop products on their own or import directly from factories overseas.
Seasonality
Our foodservice, industrial, and business-to-business sale are not materially impacted by seasonality. Our consumer sales, including e-commerce sales are seasonal with a greater volume of business generally during the months of September through December, primarily due to holiday-related orders for glassware, flatware, and dinnerware products. Consequently, our annual earnings and cash flows are more heavily impacted by the results of operations in the latter half of the year. We generally maintain sufficient inventories of glassware, metal flatware, dinnerware, and other products to respond promptly to customer orders. However, in anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period as we build inventory for our seasonal sales period discussed above. In addition, we build inventory during the first quarter, of products imported from China, in anticipation of slowdowns in production and shipping related to the Chinese New Year.
Raw Materials
Our principal raw materials are sand, limestone, and soda ash for the glass and crystal product lines. Resins, clays, flint, aluminum oxide, glass frit, and colorants are the primary raw material for the dinnerware products. We source these raw materials directly from suppliers. Stainless steel, nickel, brass, silver, and gold are the principal raw materials for the flatware and hollowware products. Our suppliers of flatware and hollowware products procure these raw materials, and their costs are reflected in the cost of their flatware and hollowware products to us.
We satisfy most of our needs for the raw materials we source directly through purchases on the open market or under short-term and long-term supply agreements. All of these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price, demand, and supply cyclicality. From time to time, some of these raw materials have been in short supply due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. In those situations, if we directly source the raw materials, we seek to obtain the raw materials in short supply from alternate sources of supply when possible, and if our suppliers procure the raw materials, the shortages of raw materials can adversely impact the cost or availability of our suppliers’ products to us. For example, stainless steel and nickel have recently experienced price fluctuations and supply shortages. Depending on the extent and duration of stainless steel supply shortages, and corresponding price increases in stainless steel and nickel, our gross margins may be adversely affected.
To date, raw material shortages have not had a material adverse effect on our financial condition or results of operations. Natural gas is a primary source of energy in most of our production processes, and variability in the price for natural gas has had and will continue to have an impact on our profitability. Historically, we have used natural gas hedging contracts to partially mitigate this impact.
Suppliers
We source product internationally from low cost locations in order to maintain a competitive pricing structure. We have strong relationships with the manufacturers of our sourced products and in many cases are a primary revenue stream for their factories. We do not anticipate any disruption in supply and have secondary supply relationships in place for many of our sourced products. We purchase stemware primarily from Germany and Austria. Stemware is a significant product in our foodservice segment. Although we have experienced shortages in supply of crystal stemware in recent years due to industry consolidation, capacity shortfalls and contractual issues, we believe that with our current relationship with Stölzle, our source of crystal stemware, we can obtain sufficient product to meet demand.
Employees
As of December 31, 2013, EveryWare had 2,048 employees, of whom 1,930 were full-time. Of these employees, 427 work in corporate, store support, back-office administration or similar functions, and 1,621 work in distribution and manufacturing facilities, 1,283 of whom were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC. We believe that we have good relations with our employees.
Labor laws in Europe and Latin America are generally more protective of employees than are U.S. laws. Unlike the U.S., where an employer will often have a right to terminate a non-union employee at will, many countries in Europe and Latin America have laws protecting employees from being terminated without proper cause or without paying employees severance compensation in established statutory amounts. In some European countries, the law establishes minimum vacation days. In Mexico, profit-sharing with employees is mandatory.
Environmental Matters
Our operations are subject to environmental laws and regulations enforceable by national, state, and local authorities, including those pertaining to air emissions, wastewater discharges, toxic substances, and the handling and disposal of solid and hazardous wastes. These laws and regulations provide, under certain circumstances, a basis for the mandatory remediation of contamination, as well as personal injury and property damage claims. Historically, we have incurred costs and capital expenditures in complying with these laws and regulations. We do not anticipate that compliance with federal, state, and local environmental laws and regulations will have any material effect upon the capital expenditures, earnings, or competitive position of the Company.
We formerly used the Sherrill Knife Plant in Sherrill, New York, for silverware manufacturing from approximately 1914 until 2006. Materials used at the site included various petroleum products, as well as trichloroethylene to clean oily parts. Soil and groundwater impacts were first discovered in 2005 during a Phase II investigation. Two subsequent investigations were conducted in 2006, which investigations identified several areas of concern, including trichloroethylene impacts to soil and groundwater; a widespread area of oily impacts; a small area of polychlorinated biphenyl impacted soils; an area of soils impacted by low levels of semi-volatile organic compounds and metals; and the presence of trichloroethylene in sediment within the adjacent Oneida Creek. In addition, volatile organic compounds were detected in sub-slab vapor samples at concentrations exceeding state screening levels. We enrolled the site into the NYSDEC BCP in December 2009. In May 2012, we submitted the final Remediation Alternatives Report (“RAR”) outlining recommended clean-up alternatives. The RAR was accepted by the NYSDEC in November 2012. We filed the required remedial action work plan in April 2013 which was accepted by the NYSDEC on October 15, 2013. Based on current information, we believe that the probable costs of the remediation of company-owned property will not have a material adverse effect on our financial condition or results of operations. We believe that we have adequately reserved for our liability for these matters as of December 31, 2013. In addition, we maintain insurance coverage for certain named and unnamed locations under a 10 year tail policy (expires November 2021) for $10.0 million for unknown environmental liabilities.
Government Regulations
We are subject to extensive and varied federal, state, and local government regulation in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, zoning, and fire codes. We operate each of our distribution and manufacturing facilities, stores, offices, and other facilities in accordance with standards and procedures designed to comply with applicable laws, codes and regulations. We have incurred fines and penalties in the past due to failures to comply with OSHA standards, none of which has been material individually or in aggregate. Products that we import into the U.S. are subject to laws and regulations imposed in conjunction with such importation, including those issued and/or enforced by U.S. Customs and Border Protection. We work closely with our suppliers to ensure compliance with the applicable laws and regulations in these areas.
Available Information

We maintain a website on the internet at www.everwareglobal.com. We make available free of charge through our website, by way of a hyperlink to a third-party Securities Exchange Commission (“SEC”) filing website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Such information is available as soon as such reports are filed with the SEC. Additionally, our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers may be accessed within the Investor Relations section of our website. Information found on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC.
Executive Officers of Registrant
The following table sets forth certain information with respect to our executive officers as of March 10, 2013:

Name	Age	Principal Position(s)
Sam A. Solomon	54	Interim Chief Executive Officer and President
Umberto Filice	53	Senior Vice President Sales, North America
Bernard Peters	49	Executive Vice President and Chief Financial Officer
Daniel Taylor	45	Senior Vice President, Operations
Colin Walker	56	Senior Vice President, International
The following biographies describe the business experience of our executive officers:
Sam A. Solomon has served as Interim Chief Executive Officer and President of EveryWare since February 2013. Mr. Solomon has more than 20 years of leadership experience in branded consumer, multi-channel businesses. From 2011 to 2012, Mr. Solomon served as President of the Tools, Paint and Hardware Division and Senior Vice President of Sears Holdings. Prior to joining Sears, Mr. Solomon was President and Chief Executive Officer of The Coleman Company, Inc. from 2005 until 2011. Prior to that, Mr. Solomon served as Chief Financial Officer, Waukesha Electric Systems Division of SPX Corporation. Prior to joining SPX Corporation, Mr. Solomon served as the Chief Financial Officer, Treasurer and Vice President Marketing, Residential and Commercial Division of Kidde, Plc. from 1998 to 2003.
Umberto Filice served as Senior Vice President, North American Sales of Former EveryWare from March 2013 to May 2013, and has served as Senior Vice President, North American Sales of EveryWare since May 2013. Mr. Filice joined Former EveryWare in May 2004 as Vice President Sales, Retail & Specialty of Anchor Hocking. Mr. Filice served as Senior Vice President of Sales & Marketing of Anchor Hocking from January 2008 to July 2011, as the Senior Vice President of Sales of Anchor Hocking from July 2011 to March 2012, and as the Senior Vice President Sales, Retail & Specialty of Anchor Hocking from March 2012 to March 2013. Mr. Filice previously worked for Anchor Hocking from 1985 to 2002. During this tenure, he held numerous positions in sales, merchandising, and finance including Vice President of Sales, Foodservice and Canada; Vice President and General Manager of Anchor Hocking Canada; Merchandising Manager, Anchor Hocking Canada; Controller of Anchor Hocking Canada; and Controller of EZ Paintr and Wm. E. Wright in Canada. Prior to returning to Anchor Hocking in 2004, Mr. Filice served as Vice President, GM of Trudeau USA.
Bernard Peters served as Executive Vice President and Chief Financial Officer of Former EveryWare from January 2013 to May 2013, and has served as Executive Vice President and Chief Financial Officer of EveryWare since May 2013. Mr. Peters has more than 20 years of experience during which he has held senior finance roles at global consumer goods companies. Prior to joining Former EveryWare, Mr. Peters served as Chief Financial Officer of Heartland Automotive Services from 2010 to 2012, the largest Jiffy Lube franchisee operating more than 500 stores, where he was key in increasing profitability, which helped lead to the successful sale of the company to a private equity group. Mr. Peters also served as Chief Financial Officer at The Pampered Chef from 2006 to 2009, a leading direct-selling company, where he developed an international expansion strategy. He also held various senior finance roles at Marriott International, NCR Corporation, and The Coca-Cola Company. During his time with The Coca-Cola Company, he implemented cross-border transactions and was based in Tokyo, Japan, for two years. Mr. Peters is a Belgian native who is also a Certified Public Accountant.
Daniel Taylor served as Senior Vice President, Operations of Former EveryWare from December 2008 to May 2013, and has served as Senior Vice President, Operations of EveryWare since May 2013. Prior to joining Former EveryWare, Mr. Taylor was with World Kitchen, Inc. in the role of Senior Director of Operations from 2006 to December 2008. Mr. Taylor previously worked for Anchor Hocking from 1999 to 2006. During this tenure with Anchor Hocking, he held various positions at both the Monaca and Lancaster plants, including Plant Manager and Director of Operations. Prior to joining Anchor Hocking, Mr. Taylor worked for Corning Incorporated in various manufacturing positions.
Colin Walker served as Senior Vice President, International of Former EveryWare from November 2012 to May 2013, and has served as Senior Vice President, International of EveryWare since May 2013. From November 2011 until November 2012, Mr. Walker was the Vice President International of SunPack Foods Limited, a juice bottler, where he was responsible for the sale of goods internationally, product innovation, and human resources. Prior to that, he held the position of President of Canadian Operations and Executive Vice President of DHR International, one of the top five retained executive search firms in the United States, from January 2007 to November 2011. Mr. Walker has also held senior management positions with such leading companies as Deloitte (formerly Deloitte and Touche), the former consumer products and services giant Imasco, and Canada Trust. Mr. Walker spent nearly a decade in the beverage industry with Cott Corporation, the world’s largest retailer brand beverage company, holding various executive positions including Senior Vice President of International Operations. Mr. Walker started his career in banking with Canada Trust, leaving the organization as Vice President of Human Resources to join Imasco Corp. to lead its global human resources strategy.
Item 1A. Risk Factors
We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by us. If any of such risks and uncertainties were to actually occur, our business, financial condition, or results of operations could be materially adversely affected. The most significant of those risks are:

•	Slowdowns in the retail or foodservice industries could adversely impact our results of operations, financial condition, and liquidity.
Our operations and financial performance are directly impacted by changes in the retail and foodservice industries, which in turn are impacted by changes in the global economy. The retail and foodservice industries are directly affected by general economic factors including recession, inflation, deflation, new home sales and housing starts, levels of disposable income, consumer credit availability, consumer debt levels, unemployment trends, fuel and energy costs, material input costs, foreign currency translation, labor cost inflation, interest rates, the impact of natural disasters, political and social unrest and terrorism, and other matters that influence consumer spending.
Any significant downturn in the global economy may significantly lower consumer discretionary spending, which may in turn lower the demand for our products, particularly in our consumer segment. In particular, demand for our consumer products is correlated to the strength of the housing industry because consumers are more likely to purchase tabletop, food preparation, and pantry products in connection with purchasing a new home. When home sales and housing starts are weak, demand for our products can be adversely affected. Expenditures in the foodservice industry are also affected by discretionary spending levels and may decline during a general economic downturn. Hotels, airlines, and restaurants are less likely to invest in new flatware, dinnerware, barware, hollowware, and banquetware when there is a slowdown in their industry.
Currently, uncertainty about global economic conditions may cause consumers of our products to postpone spending in response to tighter credit, negative financial news, or declines in income or asset values. These factors could have adverse effects on the demand for our products and on our operating results and financial condition. Substantial deterioration in general economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, which could negatively impact our results of operations, financial condition, and liquidity.

•	Our operations and financial performance are directly impacted by changes in the global economy.
An economic decline in future reporting periods could negatively affect our business and results of operations. The volatility of the current economic climate makes it difficult for us to predict our results of operations. In periods of economic uncertainty, our customers may face financial difficulties, including the unavailability of or reduction in commercial credit, or both, that may result in decreased sales by our company. Certain of our customers may cease operations or seek bankruptcy protection, which would reduce our cash flows and adversely impact our results of operations. Our customers that are financially viable and that do not experience economic distress may nevertheless elect to reduce the volume of orders for our products or close facilities in an effort to remain financially stable or as a result of the unavailability of commercial credit, which would negatively affect our results of operations.
We may also have difficulty accessing the global credit markets due to the tightening of commercial credit availability and the financial difficulties of our customers, which would result in decreased ability to fund capital-intensive strategic projects. In addition, we may experience challenges in forecasting revenues and operating results due to these global economic conditions. The difficulty in forecasting revenues and operating results may result in volatility in the market price of our common stock.

•
The agreements governing our indebtedness require us to comply with financial maintenance covenants. If we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected.

Our Term Loan agreement required us to comply with financial covenants, including a consolidated leverage ratio requirement. We believe we would not be in compliance with the consolidated leverage ratio requirement as of March 31, 2014, and, as a result, we would be in violation under this covenant. The Term Loan agreement allows us to “cure” such a covenant violation if we issue equity and contribute cash to the Borrowers (a “Cure Contribution”) by the date that is ten business days after the date on which financial statements are required to be delivered with respect to such fiscal quarter, and upon such cure, the financial covenants shall be recalculated giving effect, on a pro forma basis, to the Cure Contribution.
On March 31, 2014, Monomoy Capital Partners, L.P., Monomoy Capital Partners II, L.P. and their affiliated funds (the “Monomoy Funds”) provided us with an equity commitment letter pursuant to which the Monomoy Funds committed to offer to purchase securities (which may include preferred stock, convertible preferred stock, debt or convertible debt) from us having an aggregate purchase price in an amount sufficient to fund a Cure Contribution, but no more than $12.0 million in the aggregate, which amount will be reduced by the amount of any other equity raised to fund a Cure Contribution. We were in compliance with all covenants in the Term Loan agreement as of December 31, 2013. Had we not received this equity commitment letter to allow us to “cure” our prospective covenant violation, the report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2013, would have contained an explanatory paragraph with respect to our ability to continue as a going concern.
If we are not able to cure the violation under the Term Loan agreement by obtaining an amendment to or waiver under the Term Loan agreement, or by obtaining other sources of financing or issuing securities to the Monomoy Funds to fund a Cure Contribution, it will result in an uncured event under the Term Loan agreement. If this event under the Term Loan agreement is not cured or waived, the indebtedness under the Term Loan agreement could be declared immediately due and payable and at that point we could be precluded from borrowing under our ABL Facility, which would have a material adverse effect on our business, financial condition and liquidity. There is no assurance that we will be able to obtain an amendment to or waiver under the Term Loan Agreement, obtain other sources of financing or successfully negotiate the terms of the purchase of equity securities by the Monomoy Funds. Even if we are able to obtain an amendment or waiver, in connection with negotiating an amendment or waiver we may be required to agree to other changes in the Term Loan agreement, including increased interest rates or premiums, more restrictive covenants and/or pay a fee for such amendment or waiver. In general, if we are unable to comply with the financial covenants in the Term Loan agreement or ABL agreement in the future and we are unable to obtain waivers, we may need to obtain additional sources of liquidity; however, there can be no assurance that we will be able to obtain additional sources of liquidity and, if we can obtain financing, that we will be able to do so on terms acceptable to us.

•	We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our results of operations and financial condition.
As of December 31, 2013, we had approximately $273.3 million of indebtedness, consisting of the $248.8 million term loan, $15.6 million and $7.8 million of borrowings under our U.S. and U.K. Asset-Based Revolving Credit Facilities, respectively, and $1.1 million of other indebtedness. Our U.S. ABL currently provides up to $55.0 million of borrowing capacity, while our U.K. facility provides up to £7.0 million. We may request an increase in the commitments under our ABL Facility to up to an additional $20.0 million in the aggregate, at the discretion of our lenders, subject to certain “borrowing base” limitations. Our indebtedness could have important consequences to our investors, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•
requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures, or other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business, the competitive environment, and the industry in which we operate;

•	placing us at a competitive disadvantage as compared to our competitors that are not as highly leveraged; and

•	limiting our ability to borrow additional funds and increasing the cost of any such borrowing.
An increase in interest rates would adversely affect our profitability. To the extent that our access to credit is restricted because of our own performance or conditions in the capital markets generally, our financial condition would be materially adversely affected. Our level of indebtedness may make it difficult to service our debt and may adversely affect our ability to obtain additional financing, use operating cash flow in other areas of our business, or otherwise adversely affect our operations.

•	Oneida and Anchor Hocking have been part of the same company for a limited time and their combined operating history is limited and may not be indicative of our future performance.
Although Oneida and Anchor Hocking have been in existence for many years, we have had a limited reporting history incorporating both businesses. Investment funds affiliated with Monomoy acquired Anchor Hocking in April 2007 and Oneida in November 2011 and integrated both companies under Former EveryWare in March 2012. Our combined operating history is limited and may not be indicative of our future performance.

•	If we are unable to successfully execute any material part of our growth strategy, our future growth and ability to make profitable investments in our business would be harmed.
Our success depends on our ability to expand our business while maintaining profitability. We may not be able to sustain our growth or achieve profitability on a quarterly or annual basis in future periods. Our future growth and profitability will depend upon a number of factors, including, without limitation:

•	the level of competition in the consumer products industry;

•	our ability to offer new products and to extend existing brands and products into new markets, including international markets;

•	our ability to identify, acquire, and integrate strategic acquisitions;

•	our ability to remain competitive in pricing;

•	our ability to maintain efficient, timely, and cost-effective production and delivery of products;

•	the efficiency and effectiveness of our sales and marketing efforts in building product and brand awareness and cross-marketing our brands;

•	our ability to identify and respond successfully to emerging trends in the consumer products industry;

•	the level of consumer acceptance of our products; and

•	general economic conditions and consumer confidence.
We may not be successful in executing our growth strategy, and even if we achieve our targeted growth, we may not be able to sustain profitability. Failure to successfully execute any material part of our growth strategy would significantly impair our future growth and our ability to make profitable investments in our business.

•	Our ability to attract, develop and retain talented employees, managers, and key executives is critical to our success.
Our success depends on our ability to attract, develop, and retain talented employees, including executives and other key managers. We have recently experienced turnover in several senior management positions, including our Chief Executive Officer. The loss of certain key officers and employees, or the failure to attract and develop talented new executives and managers, could have an adverse effect on our business. Our industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with successful track records. Our ability to attract and retain employees with the requisite experience and skills depends on several factors, including, but not limited to, our ability to offer competitive wages, benefits, and professional growth opportunities. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

•
Our foodservice segment is sensitive to safety concerns, including acts of terrorism, unstable political conditions, or public health catastrophes, which could adversely affect our customers’ businesses and could reduce demand for our products.

Within the foodservice industry, the travel and hospitality businesses are sensitive to safety concerns, and these businesses may decline after acts of terrorism, during periods of political instability in which travelers become concerned about safety issues, or when travel might involve health-related risks. For example, sales to the airline industry greatly decreased in response to the terrorist attacks on September 11, 2001, and the security measures implemented in response to such attacks, including removing metal flatware and knives from aboard commercial flights. Acts of terrorism, unstable political conditions, or a public health catastrophe could negatively affect our customers in the foodservice segment and reduce their purchases from us, which could have an adverse impact on our results of operations, financial condition, and liquidity.

•	If our products do not appeal to a broad range of consumers, our sales and our results of operations would be harmed.
Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our current products do not meet consumer demands, our sales will decline. In addition, our growth depends upon our ability to develop new products and product improvements, which involve numerous risks. As we grow, our reliance on new products may increase. We may not be able to accurately identify consumer preferences, translate our knowledge into consumer-accepted products, or successfully integrate new products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development or marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our results of operations. Unsuccessful product launches could also result in increased inventory write-downs. We may not be able to successfully develop new products in the future, and our newly developed products may not contribute favorably to its results of operations. Furthermore, product development may divert management’s attention from other business concerns, which could cause sales of our existing products to suffer.

•	We are subject to certain risks associated with our foreign operations which could adversely affect our results of operations and financial condition.
We conduct business outside of the United States in Europe, Latin America, the Caribbean, Africa, the Middle East, and Asia. As a result, we are subject to risks associated with operating in foreign countries, including:

•
political, social, and economic instability in countries where we operate, which may have an adverse effect on both our operations in those countries and in other parts of the world in which we operate;

•	war, civil, and political unrest and acts of terrorism;

•	the taking of property by nationalization or expropriation without fair compensation;

•	tax rates in certain foreign countries, which may exceed those in the U.S.;

•	changes in government policies, laws, and regulations;

•	delays resulting from difficulty in obtaining export licenses, tariffs, and other barriers and restrictions;

•	ineffective intellectual property protection;

•	hyperinflation in certain countries;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems; and

•	complications in complying with a variety of foreign laws and regulations, which may differ from or conflict with U.S. law.
As we continue to expand our business globally, it is increasingly exposed to these risks. Our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks associated with foreign operations. These and other factors may have a material adverse effect on our international operations or on our business, financial condition, or results of operations as a whole.

•	Requirements associated with being a public company will increase our costs significantly, as well as divert significant resources and management attention.
We are subject to the reporting requirements of the Exchange Act, and the other rules and regulations of the SEC and the rules and regulation of The NASDAQ Stock Market. We have made, and will continue to make, changes in our corporate governance, corporate internal controls, internal audit, disclosure controls, and procedures and financial reporting and accounting systems to manage our growth and our obligations as a public company. However, the expenses that will be required in order to adequately manage our obligations as a public company could be material. Compliance with the various reporting and other requirements applicable to public companies will also require considerable time and attention of management. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs, or the degree of impact that our management’s attention to these matters will have on our business. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis. In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers. Many of our competitors are not subject to these requirements, because they do not have securities that are publicly traded on a U.S. securities exchange or other securities exchanges. As a result, these competitors are not subject to the risks identified above. In addition, the public disclosures that we are required to provide pursuant to the SEC’s rules and regulations may furnish our competitors with greater competitive information regarding our operations and financial results than we are able to obtain regarding their operations and financial results, thereby placing us at a competitive disadvantage.

•
We may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition, or other laws.

Our internal controls may not always protect us from reckless or criminal acts committed by its employees, agents or business partners that would violate U.S. or other laws, including world-wide anti-bribery, competition, trade sanctions and regulations, and other related laws. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal monetary and non-monetary penalties against us or our subsidiaries, and could damage our reputation. Even the allegation or appearance of our employees, agents, or business partners acting improperly or illegally could damage our reputation and result in significant expenditures in investigating and responding to such actions.

•	We may encounter difficulties arising from acquisitions.
We are continually evaluating acquisitions and strategic investments that are significant to our business both in the U.S. and internationally. We may not be able to identify suitable acquisition candidates, or complete such acquisitions, joint ventures, and strategic investments on acceptable terms and conditions, and these acquisitions, joint ventures, and strategic investments may not be successfully integrated into our operations. The costs of unsuccessful acquisition, joint venture, and strategic investment efforts may adversely affect our results of operations, financial condition, or prospects. In addition, any future acquisitions that we might make are subject to various risks and uncertainties, including:

•
the inability to integrate effectively the operations, products, technologies, personnel and information systems of the acquired companies (some of which may be in different geographic regions, languages, customers and subject to various governmental regulations);

•	the potential disruption of existing business and diversion of management’s attention from day-to-day operations;

•
the inability to maintain uniform standards, controls, procedures, and policies or correct deficient standards, controls, procedures and policies, including internal controls and procedures sufficient to satisfy the regulatory requirements applicable to a public company in the United States;

•	the incurrence of liabilities or other costs that were not anticipated at the time of the acquisitions;

•	the incurrence of additional debt to finance the acquisitions;

•	the issuance of additional equity securities to finance the acquisitions, which could result in significant dilution to our existing stockholders; and

•	the potential impairment of relationships with customers.
In addition, the integration and consolidation of newly acquired companies may not achieve any of the anticipated economies of scale, cost savings, or operating synergies. The resources required to successfully integrate newly acquired companies and implement our business plan, may also reduce our operating cash flow.

•	We may not realize our anticipated synergies and cost savings with respect to our integration and restructuring initiatives.
We initiated a plan in 2013 to integrate the Oneida business. This integration may not be achieved in a timely and efficient manner, and we may not fully realize the anticipated cost savings and synergies for a variety of reasons. Some of the risks related to this integration include failure to obtain expected cost savings due to cost overruns, failure to consolidate our manufacturing operations and employment and other law, rules, regulations or other limitations that could have an impact on timing, amounts or costs of achieving expected synergies. In addition, we have from time to time implemented, and are currently implementing, restructuring and other cost reduction plans designed to reduce our manufacturing overhead and our operating expenses, which include the closing of our Canadian offices and warehouse, restructuring activities relating to our Metalrax acquisition, and our distribution center consolidation. These restructuring efforts resulted or may result in significant restructuring charges that have adversely affected, and may continue to adversely affect, our results of operations for the periods in which such charges occur. Additionally, actual costs related to such restructuring plans have in the past, and may in the future, exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred.

•	Product liability claims or product recalls could adversely affect our results of operations or harm our reputation or the value of our brands.
The marketing of our products involves an inherent risk of product liability claims or recalls or other regulatory or enforcement actions initiated by the U.S. Consumer Product Safety Commission, by other regulatory authorities, or through private causes of action. Any defects in products that we market could harm our credibility, adversely affect our relationship with our customers, and decrease market acceptance of our products and the strength of our brand names. We could also be required to recall potentially defective products, which could result in further adverse publicity and significant expenses. We are subject to product liability litigation in the ordinary course of business, and failures of our products in the future may subject us to additional product liability claims and associated litigation. Potential product liability claims may exceed the amount of our insurance coverage or could be excluded under the terms of our insurance policy and could materially damage our business and our financial condition.

•	If we are unable to protect our intellectual property, or are accused of intellectual property infringement, our ability to compete would be negatively impacted.
Our business depends in part on our ability to protect our intellectual property rights. We rely on a combination of patent, trademark, copyright, trade dress and trade secret laws, licenses, and confidentiality and other agreements to protect our intellectual property rights. However, this protection may not be sufficient. Our intellectual property rights may be challenged or invalidated, an infringement suit by us against a third party may not be successful and third parties could adopt trademarks similar to ours. In the past, other companies have infringed upon our trademarks, copied our patented and copyrighted products, and otherwise violated our intellectual property. The cost associated with actively protecting our intellectual property is oftentimes very high in relation to the net sales of a particular product is impacted. Furthermore, we operate in jurisdictions that make it difficult to protect our intellectual property. In addition, we have been accused of infringing or violating the intellectual property rights of third parties in the past and may be accused again. Any such claims, whether or not meritorious, could result in costly litigation. Failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position or otherwise harm our business.

•	Unexpected equipment failures may lead to production curtailments or shutdowns, which could adversely affect our results of operations.
Our manufacturing processes are dependent upon critical processing equipment, such as furnaces, forming machines, stamping presses, spinning machines, and lehrs. This equipment may incur downtime as a result of unanticipated failures, accidents, natural disasters, or other force majeure events. We may in the future experience facility shutdowns or periods of reduced production as a result of such failures or events. Unexpected interruptions in our production capabilities would adversely affect our productivity and results of operations for the affected period. We also may face shutdowns if we are unable to obtain enough energy during the peak demand periods.

•	Fluctuations in currency exchange rates could have an adverse effect on our revenues and results of operations.
We have customers in Europe, Latin America, the Caribbean, Africa, the Middle East, and Asia, which accounted for approximately 11% of our revenues in 2013. Gross sales outside the United States accounted for approximately 18% of our revenues in 2013. We have operations in Canada, the United Kingdom, China, and Mexico, which accounted for approximately 21% of our operating expenses in 2013. As a result, we generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than the U.S. dollar. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results. Currency fluctuations between the U.S. dollar and the currencies of our non-U.S. subsidiaries affect our results as reported in U.S. dollars.

Major fluctuations in the value of the pound, euro, Canadian dollar, and peso relative to the U.S. dollar could also reduce the cost competitiveness of our products as compared to foreign competition. For example, if the U.S. dollar appreciates against the pound, euro, Canadian dollar, and peso, the purchasing power of those currencies effectively would be reduced compared to the U.S. dollar, making our U.S.-manufactured products more expensive in the United Kingdom, Europe, Canada, and Mexico, respectively, compared to the products of local competitors, and making products manufactured by our foreign competitors in those locations more cost-competitive with our U.S. manufactured products. An appreciation of the U.S. dollar against the pound, euro, Canadian dollar, and peso also would increase the cost of U.S. dollar-denominated purchases for our operations in the United Kingdom, Europe, Canada, and Mexico, respectively, including raw materials. We would be forced to deduct these cost increases from our results of operations or attempt to pass them along to consumers. These fluctuations could adversely affect our revenues and results of operations.

•	Fluctuations in buying decisions of our customers and changing policies and requests of our customers could harm our business.
Our consumer segment customers include mass merchants, discount retailers, specialty stores, department stores, grocery stores, and other retailers; our foodservice segment customers include equipment and supply dealers, the hotel and gaming industry, broadline distributors and chain restaurants, airlines, and cruise lines; and our specialty segment customers include candle and floral wholesalers, direct sellers, industrial lighting manufacturers and distillers, and distributors of premium spirits. Unanticipated changes in purchasing and other practices by our customers, including a customer’s pricing and payment terms, could adversely affect our profitability. Our customers have requested, and may continue to request, increased service and other accommodations, including design services, rebates, volume discounts, payment term discounts, and packaging customization. We may face substantially increased expenses to meet these requests, which would reduce our margins. For example, in the consumer segment, retailers may engage in inventory destocking (which may also affect our specialty segment), impose limitations on shelf space, or use private label brands, and these actions may negatively affect the sales or profitability of our products. As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require us to carry additional inventories. Our success and growth is also dependent on our evaluation of consumer preferences and changing trends.
Many of our customers are significantly larger than we are and have greater financial and other resources and also purchase goods directly from vendors in Asia and elsewhere. Decisions by large customers to increase their purchases directly from overseas vendors could have a material adverse effect on us. Significant changes in or financial difficulties of our customers, including consolidations of ownership, restructurings, bankruptcies, liquidations, or other events, could result in fewer stores selling our products, fewer distributors and foodservice customers ordering our products, an increase in the risk of extending credit to these customers or limitations on our ability to collect amounts due from these customers. Purchases by our customers are generally made using individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, delay purchases for a number of reasons beyond our control, or change other terms of their business relationship with us. Significant or numerous cancellations, reductions, delays in purchases, or changes in business practices by customers could have a material adverse effect on our results of operations and financial condition.
In 2013, Wal-Mart Stores, Inc. and its affiliates (including Sam’s Club and Asda Superstore) accounted for approximately 15% of our revenues. A material reduction in purchases by Wal-Mart Stores, Inc. could have a significant adverse effect on our business and results of operations. In addition, pressures by Wal-Mart Stores, Inc. that would cause us to materially reduce the price of our products could result in reductions of our operating margin.

•	We face intense competition and competitive pressures, which could adversely affect our results of operations and financial condition.
Our business is highly competitive. We compete with many other suppliers, some of which are larger than we are, have greater financial and other resources, employ brands that are more established, have greater consumer recognition, or are more favorably perceived by consumers or retailers than our brands. Some of our competitors have invested and continue to invest heavily to achieve increased production efficiencies. Competitors may have incorporated more advanced technology in their manufacturing processes, including more advanced automation techniques. Our labor and energy costs also may be higher than those of some foreign producers of glass tableware. We may not be successful in managing our labor and energy costs, increasing output at our manufacturing facilities, or gaining operating efficiencies that may be necessary to remain competitive. In addition, our products may be subject to competition from low-cost imports that intensify the price competition faced in various markets. Some of our competitors are privately owned and have more latitude to operate than we do as a public company. If we do not successfully compete with these competitors on factors such as new product development, innovation, brand, delivery, customer service, price, and quality, our customers may consider changing manufacturers. Competitive pressures from our competitors could adversely affect our results of operations and financial condition.

•
We source some of our products from third-party suppliers located in Asia, Europe, and Mexico, which reduces our control over the manufacturing process and may cause variations in quality or delays in our ability to fill orders.

We source all of our metal flatware and crystal stemware and much of our dinnerware from third party suppliers located in Asia, Europe, and Mexico. We depend on these suppliers to deliver products that are free from defects, comply with our specifications, meet health, safety and delivery requirements, and are competitive in cost. If our suppliers deliver products that are defective or that otherwise do not meet our specifications, our return rates may increase, and the reputation of our products and brands may suffer. In addition, if our suppliers do not meet our delivery requirements or cease doing business with us for any reason, we might miss our customers’ delivery deadlines, which could in turn cause our customers to cancel or reduce orders, refuse to accept deliveries, or demand reduced prices. The overseas sourcing of product subjects us to the numerous risks of doing business abroad, including but not limited to, rapid changes in economic or political conditions, civil unrest, political instability, war, terrorist attacks, international health epidemics, work stoppages or labor disputes, currency fluctuations, increasing export duties, trade sanctions and tariffs, and variations in product quality. We may also experience temporary shortages due to disruptions in supply caused by weather or transportation delays. Even if acceptable alternative suppliers are found, the process of locating and securing such alternatives is likely to disrupt our business, and we may not be able to secure alternative suppliers on acceptable terms that provide the same quality product or comply with all applicable laws. Any of these events would cause our business, results of operations, and financial condition to suffer.

•	If we or our suppliers are unable to obtain raw materials at favorable prices, it could adversely impact our results of operations and financial condition.
Sand, limestone, and soda ash are the principal materials we use in the manufacture of our glassware and crystal products. Resins, clay, flint, aluminum oxide, glass frit, and colorants are the principal materials we use in the manufacture of its dinnerware products. Stainless steel, nickel, brass, silver, and gold are the principal materials our suppliers use in the manufacture of our flatware and hollowware products. All of these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price, demand, and supply cyclicality. From time to time, some of these raw materials have been in short supply due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. We may experience shortages of raw materials in the future. If we experience temporary shortages in raw materials, we or our suppliers may be forced to procure materials from alternative suppliers, and they may not be able to do so on terms as favorable as their current terms or at all. If we or our suppliers are unable to purchase certain raw materials required for operations for a significant period of time, our or their operations would be disrupted, and our results of operations would be adversely affected. In addition, material increases in the cost of any of these raw materials on an industry-wide basis would have an adverse effect on our results of operations if we were unable to pass on these increased costs to our customers in a timely manner or at all.

•	Natural gas, the principal fuel we use to manufacture our glass products, is subject to fluctuating prices that could adversely affect our results of operations and financial condition.
Natural gas is the primary source of energy in most of our glass production processes, and variability in the price for natural gas has had and will continue to have an impact on our profitability. We do not have long-term contracts for natural gas and, as a result, our operating results are strongly linked to the cost of natural gas. We have, from time to time, entered into short-term contracts to hedge certain of our energy costs, including natural gas. For the years ended December 31, 2013 and 2012, we spent approximately $13.2 million and $14.1 million, respectively, on natural gas. Natural gas prices may rise in the future. To the extent that we are not able to offset increases in natural gas prices, such as by passing along the cost to our customers, these increases could adversely impact our margins and results of operations. In addition, potential legislation, regulatory action, and international treaties related to climate change, especially those related to the regulation of greenhouse gases, may result in significant increases in raw material and energy costs. There can be no assurance that we will be able to recoup any past or future increases in the cost of energy and raw materials.

•	Transportation disruptions and increased transportation costs could adversely affect our business.
We import certain of our products for delivery to our distribution centers, as well as arrange for our customers to import goods to which title has passed overseas or at port of entry. Accordingly, we are subject to risks incidental to such transportation. These risks include, but are not limited to, increases in fuel costs, the availability of ships, increased security restrictions, work stoppages, and carriers’ ability to provide delivery services to meet our shipping needs. We deliver our products to our customers from our distribution centers or make such products available for customer pickup from our distribution centers. Prolonged domestic transportation disruptions, as well as workforce or systems issues related to our distribution centers, could have a negative effect on our ability to deliver goods to our customers.

•	Our business requires us to maintain a large fixed-cost base that can affect our profitability.
The high fixed cost levels involved in operating manufacturing plants encourage high levels of output, even during periods of reduced demand, which can lead to excess inventory levels and exacerbate the pressure on profit margins. In addition, significant portions of our selling, administrative, and general expenses are fixed costs that neither increase nor decrease proportionally with sales. Our profitability depends, in part, on our ability to spread fixed costs over an increasing number of products sold and shipped, and if we reduce our rate of production, the cost per unit increases, negatively impacting our gross margins. Decreased demand or the need to reduce inventories can lower our ability to absorb fixed costs and materially impact our results of operations.

•	Our business may be adversely impacted by work stoppages and other labor relations matters.
We are potentially subject to work stoppages and other labor disputes because a significant number of production and maintenance employees at our manufacturing facilities are represented by labor unions. These facilities have experienced work stoppages and strikes in the past, and there potentially could be work stoppages and strikes in the future. Any prolonged work stoppage or strike at any one of our principal manufacturing facilities could have a negative impact on our business, results of operations, or financial condition. We are party to collective bargaining agreements that cover most of our manufacturing employees. Our intent is to negotiate and enter into new collective bargaining agreements with labor unions representing employees at each facility upon expiration of the existing agreements; however, we may be unable to do so without lock-outs, strikes, or work stoppages. We could also experience operating inefficiencies as a result of preparations for disruptions in production, such as increasing production and inventories. Any such disruptions or difficulties could have an adverse impact on our results of operations and financial condition. In addition, we could experience increased operating costs as a result of higher wages or benefits paid to union members upon the execution of new agreements with its labor unions. We may be unable to manage our growth effectively, which would harm our business, results of operations and financial condition.

•	We may be unable to manage our growth effectively, which would harm our business, results of operations, and financial condition.
Our growth has placed, and will continue to place, a strain on our management team, information systems, labor, manufacturing and distribution capacity and other resources. Our growth also makes it difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make, or are unable to make, the necessary overhead expenditures to accommodate our future growth, we may not be successful in executing our growth strategy, and our results of operations would suffer. In addition, if customer demand exceeds forecasts, we could, from time to time, have an inadequate supply of products to meet customer demands. Alternatively, if customer demand is less than forecasts, we could have excess supply.

•
We rely on increasingly complex information systems for management of our manufacturing, distribution, sales, accounting and other functions. If our information systems fail to perform these functions adequately, or if we experience an interruption in our operations, our business and results of operations could suffer.

All of our major operations, including manufacturing, distribution, sales and accounting, are dependent upon complex information systems. Our information systems are vulnerable to damage or interruption from: earthquake, fire, flood, hurricane and other natural disasters; power loss, computer systems failure, internet and telecommunications or data network failure; and hackers, computer viruses, software bugs or glitches. Any damage or significant disruption in the operation of such systems or the failure of our information systems to perform as expected could disrupt our business or result in decreased sales, increased overhead costs, excess inventory and product shortages. We have taken significant steps to mitigate the potential impact of each of these risks, but these procedures may not be completely successful.

•	Our products are subject to various health and safety requirements and may be subject to new health and safety requirements in the future, which could have a material adverse effect on our operations.
Our products are subject to certain legal requirements relating to health and safety. These legal requirements frequently change and vary among jurisdictions. Compliance with these requirements, or the failure to comply with these requirements, may have a material adverse effect on our operations. If any of our products become subject to new regulations, or become specifically regulated by additional governmental or other regulatory entities, the cost of compliance could be material. For example, the U.S. Consumer Product Safety Commission (the “CPSC”) regulates many consumer products, including our products sold to our consumer customers. New regulations or policies by the CPSC could require us to change our manufacturing processes, which could materially raise our manufacturing costs. In addition, new regulations could reduce sales of our consumer products. Furthermore, a significant order or judgment against us by governmental or regulatory authority relating to health or safety matters, or the imposition of a significant fine relating to such matters, or a voluntary or mandatory recall of regulated products may have a material adverse effect on our results of operations and financial condition.

•	Regulation related to environmental and health and safety matters could negatively impact our results of operations and financial condition.
We must comply with extensive laws, rules and regulations in the United States and in each of the countries in which we engage in business regarding environmental matters, such as air, soil, and water quality, waste disposal, and climate change. We must also comply with extensive laws, rules, and regulations regarding safety, health, and corporate responsibility matters. These legal requirements frequently change and vary among jurisdictions. These laws and regulations provide, under certain circumstances, a basis for the remediation of contamination, as well as personal injury and property damage claims. Compliance with these requirements, or the failure to comply with these requirements, may have a material adverse effect on our results of operations and financial condition.
Our operations are subject to the regulatory jurisdiction of the Occupational Safety & Health Administration (“OSHA”). We have incurred fines and penalties from time to time as a result of failures to comply with OSHA standards, none of which have been material individually or in aggregate to date. As a result, we will be subject to more frequent OSHA inspections in the future. Potential additional fines and penalties incurred in connection with future inspections could have a negative impact on our results of operations.
We have incurred, and expect to incur, costs to comply with environmental legal requirements, including requirements limiting greenhouse gas emissions, and these costs could increase in the future. For example the U.S. EPA issued a finding in 2009 that greenhouse gases contribute to air pollution that endangers public health and welfare. The endangerment finding and EPA’s determination that greenhouse gases are subject to regulation under the Clean Air Act, may lead to regulation of stationary sources of greenhouse gas emissions. The failure to comply materially with existing and new laws, rules, and regulations could adversely affect our results of operations and financial condition. Many environmental legal requirements provide for substantial fines, orders, and criminal sanctions for violations. In addition, certain environmental laws impose strict liability and, under certain circumstances, joint and several liability on current and prior owners and operators of these sites, as well as persons who sent waste to them, for costs to investigate and remediate contaminated sites. These legal requirements may apply to conditions at properties that we presently or formerly owned or operated, as well as at other properties, for which we may be responsible, including those at which wastes attributable to us were disposed. Historically, we have incurred costs and capital expenditures in complying with these laws and regulations, including at a former ceramics facility in Buffalo, New York, and a silverware manufacturing plant in Sherrill, New York. A significant order or judgment against us, the loss of a significant permit or license or the imposition of a significant fine may have a material adverse effect on our results of operations and financial condition.

•
We are subject to laws and regulations governing the internet and e-commerce and may be subject to future laws and regulations governing the Internet and e-commerce, which could have a material adverse effect on our operations.

We are subject to laws and regulations governing the internet and e-commerce. These existing and future laws and regulations may impede the growth of the internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, and personal privacy apply to the internet and e-commerce. Unfavorable resolutions of these issues would harm our business. This could, in turn, diminish the demand for our products on the internet and increase our cost of doing business.

•
A substantial portion of our operating income is derived from license fees. Any significant or material reduction of these fees or any failure by licensees to adequately promote our brands could have a material adverse effect on our results of operations.

We have entered into license agreements under which we license the ONEIDA® trademark for use by third parties on their products, and a substantial portion of our operating income is derived from license fees under these agreements. License fees from these third parties represented $6.5 million or 1.5% of our consolidated revenues and 52.9% of our consolidated operating income for 2013. We have granted Robinson Home Products, Inc., our largest licensee by revenues, the exclusive right to market ONEIDA® branded flatware, dinnerware, glassware, kitchen tools and accessories and table linens in the consumer sales channels (excluding e-commerce) in the U.S. In 2013, we recognized $6.0 million in license fees from Robinson Home Products, which represented 1.4% of our consolidated revenues and 48.7% of our consolidated operating income for 2013. If we were to lose our license fees from Robinson Home Products due to a change in our relationship with them or in their business, we would seek to terminate our agreement with them and either market the ONEIDA® branded products directly in our Consumer segment or enter into an alternative arrangement with a new licensee, either of which would result in a disruption in royalty payments the significance and duration of which could have a material adverse effect on our operating income and results of operations for the period in which this disruption occurs. Furthermore, if Robinson Home Products fails to adequately promote the ONEIDA® branded products or otherwise fails to maximize the value of the ONEIDA® brand in the market, it could be costly and difficult for us to enforce or terminate the licensing agreement with them, and it could have a material adverse effect on our operating income and results of operation.

•	Our pension plans are underfunded and, in the future, the underfunding levels of our pension plans and our pension expense could increase materially.
Many of our employees participate in, and many of our former employees are entitled to benefits under, funded and unfunded defined benefit pension plans and post-retirement welfare plans. All of our U.S. defined benefit pension plans are frozen. Over time, we have experienced periods of declines in interest rates and pension asset values. As a result, our pension plans and our other-postretirement benefit plans are underfunded. Further declines in interest rates or the market value of the securities held by the plans, or certain other changes, could materially increase the underfunded status of our plans in 2014 and beyond and affect the level and timing of required contributions in 2015 and beyond. The current underfunded status of our pension plans will, and a further material increase in the underfunded status of the plans would, significantly increase our required contributions and pension expense, and could impair our ability to achieve or sustain future profitability and could adversely affect our financial condition. The unfunded amount of the projected benefit obligation for our global defined benefit pension and post-retirement welfare plans was $13.0 million and $20.5 million at December 31, 2013 and December 31, 2012, respectively. We currently estimate that we will be required to make contributions to the global funded defined benefit pension plans of approximately $2.0 million in 2014.

•	Charges related to employee pension and other-postretirement benefit plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.
In connection with our employee pension and other-postretirement benefit plans, we are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our obligations and related expense. To the extent that we experience headcount changes, we may incur further expenses related to our employee pension and other-postretirement benefit plans that could have a material adverse effect on our results of operations and financial condition.

•	Our ability to recognize the benefit of deferred tax assets is dependent upon future taxable income and the timing of difference reversals.
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

•	We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002.
We are subject to Section 404 of the Sarbanes-Oxley Act of 2002. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those that were required of Former EveryWare as a privately-held company. We may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable to us. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

•	Concentration of ownership of our common stock may have the effect of delaying or preventing a change in control.
As of December 31, 2013, Monomoy Capital Partners, L.P., MCP Supplemental Fund, L.P., Monomoy Executive Co-Investment Fund, L.P., Monomoy Capital Partners II, L.P. and MCP Supplemental Fund II, L.P. (collectively, the “MCP Funds”) owned approximately 59% of our outstanding common stock. As a result, the MCP Funds have the ability to determine the outcome of corporate actions of the Company requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

•	We are currently a “controlled company,” controlled by the MCP Funds, whose interests in our business may be different from those of other stockholders.
With their current stock ownership level, the MCP Funds will be able to control virtually all matters requiring stockholder approval, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets.
Because of the equity ownership of the MCP Funds, we are considered a “controlled company” for purposes of the NASDAQ listing requirements. As such, we are exempt from the NASDAQ corporate governance requirements that our board of directors meet the standard of independence established by those corporate governance requirements and are exempt from the requirements that we have separate compensation and nominating and corporate governance committees made up entirely of directors who meet such independence standards. The NASDAQ independence standards are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. It is possible that the interests of the MCP Funds may in some circumstances conflict with our interests and the interests of our other stockholders.

•	We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We will remain an “emerging growth company” for up to five years following the completion of our initial public offering or until we achieve total annual gross revenues in excess of $1.0 billion during a fiscal year or become a large accelerated filer as a result of achieving a public float of at least $700 million as of the end of a second fiscal quarter. In addition, we can cease to be an emerging growth company earlier than the normal five-year term if we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.
The exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to attest to the effectiveness of our internal controls over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal control go undetected may increase. If we choose to continue to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and provide more limited disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

•	Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Upon the closing of the Business Combination, we entered into an amended and restated registration rights agreement with respect to the shares issued prior to our initial public offering (“founder shares”) and shares purchased by Mr. Baldwin in a private placement, shares of our common stock underlying the warrants held by Clinton Magnolia Master Fund, Ltd. (our “Sponsor”), the shares of our common stock that we issued under the Merger Agreement, 1,650,000 shares of common stock purchased by Clinton Spotlight Master Fund, L.P. (“Spotlight”) and the Sponsor immediately prior to the closing of the Business Combination and all shares issued to a holder with respect to the securities referred to above by way of any stock split, stock dividend, recapitalization, combination of shares, acquisition, consolidation, reorganization, share exchange, share reconstruction, amalgamation, contractual control arrangement or similar event, which securities we collectively refer to as “registrable securities.” This registration rights agreement amends and restates entirely the registration rights agreement we entered into in connection with our initial public offering. Under this agreement, we have agreed that the holders of a majority of the registrable securities are entitled to three long form registrations and unlimited short form registrations, known as demand registrations, whereby we are required to file a shelf registration statement with the SEC as soon as practicable after receipt of such demand registration. We have also agreed to use our reasonable best efforts to file a shelf registration statement covering all registrable securities as promptly as practicable following the closing of the Business Combination but in any event no later than the expiration of the Lockup Period. The holders of a majority of the registrable securities will be entitled to unlimited takedowns of the shelf, provided the shelf remains effective. However, we will not be obligated to effect any demand registration within six months after the effective date of a previous demand registration. Holders of registrable securities will also have certain “piggyback” registration rights with respect to registration statements filed subsequent to the

Business Combination.
If holders of registrable securities exercise these rights, or if they sell their shares on the open market or in privately negotiated transactions, it could have the effect of increasing the volatility in our stock price or put significant downward pressure on the price of our stock.

•
If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

•	Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

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

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	controlling the procedures for the conduct and scheduling of stockholder meetings;

•	providing that directors may be removed prior to the expiration of their terms by stockholders only for cause; and

•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of 66 2/3% of the disinterested holders of our outstanding common stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

•
We have outstanding warrants that are exercisable for our common stock. If they are exercised it would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding warrants to purchase an aggregate of 5,838,334 shares of our common stock became exercisable on June 20, 2013, and will expire at 5:00 p.m., New York time, on May 21, 2018, or earlier upon redemption or liquidation. The exercise price of these warrants is $6.00 per one-half share, or $70.1 million in the aggregate for all shares underlying these warrants, assuming none of the warrants are exercised through “cashless” exercise. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of common stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

•	The market price of our common stock may decline.
Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, trading in the shares of our common stock had not been active. If an active market for our securities develops and continues, the trading price of our shares could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

•	We may be adversely affected by new regulations relating to conflict minerals.
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains regulations concerning the supply of certain minerals and metals, known as “conflict minerals,” originating from the Democratic Republic of Congo and adjoining countries. In August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use such conflict minerals. These new requirements will require due diligence efforts, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including the costs of investigations to determine the sources of raw materials used in our products and the costs of any changes to products, processes or sources of supply as a consequence of the results of such investigations. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering these materials conflict free, we cannot ensure that we will be able to obtain necessary materials from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of its products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following are our principal operating locations with a description either of the products manufactured at such facilities or the use of such facilities. We consider our operating properties to be in satisfactory condition and adequate to meet our present needs. However, we expect to make further additions, improvements and consolidations of our properties to support our business.
Our corporate office is located in Lancaster, Ohio. The following table provides selected information regarding our principal facilities as of December 31, 2013:

Location	Use	Segment	Owned/Leased

Bentonville, Arkansas	Office	Consumer	Leased
Lancaster, Ohio	Office	Corporate Office	Owned
Oneida, New York	Office	Regional Office	Owned
Melville, New York	Office	Foodservice	Leased
New York, New York	Showroom / Office	Consumer, Foodservice	Leased
Maitland, Florida	Office	Foodservice	Leased
Mississauga, Ontario, Canada	Office	Consumer, Foodservice	Leased
Mexico City, Mexico	Office	International	Leased
Sao Paulo, Brazil	Office	International	Leased
London, United Kingdom	Office	International	Leased
Guangzhou, China	Office	International	Leased
Shanghai, China	Office	International	Leased
Lancaster, Ohio	Manufacturing	Consumer, Foodservice, International	Owned
Monaca, Pennsylvania	Manufacturing	Specialty	Owned
Burnley, United Kingdom	Manufacturing	International	Leased
Oldbury, United Kingdom	Manufacturing	International	Leased
Fakenberg, United Kingdom	Assembly	International	Leased
Monaca, Pennsylvania	Warehouse	Consumer, Foodservice, Specialty, International	Leased
Toluca, Mexico	Warehouse	International	Leased
Barnsley, United Kingdom	Warehouse	International	Leased
Lancaster, Ohio	Distribution	Consumer, Foodservice, International	Leased
Savannah, Georgia	Distribution	Consumer, Foodservice, International	Leased
Antrim, United Kingdom	Storefront	International	Leased
Ashford, United Kingdom	Storefront	International	Leased
Ellesmere Port, United Kingdom	Storefront	International	Leased
Gloucester, United Kingdom	Storefront	International	Leased
Gunwharf Quays, United Kingdom	Storefront	International	Leased
Roermond, Netherlands	Storefront	International	Leased
Sherrill, New York	Storefront	Consumer	Leased
Street Somerset, United Kingdom	Storefront	International	Leased
Wembley, United Kingdom	Storefront	International	Leased
York, United Kingdom	Storefront	International	Leased

Our owned domestic facilities are subject to liens securing our obligations under our debt agreements. See Note 11 to our audited consolidated financial statements in Item 8 in this Annual Report on Form 10-K. In January 2014, we committed to the closure of our regional office in Oneida, New York and a smaller satellite office in Melville, New York, as part of our ongoing integration of the Oneida business.
Item 3. Legal Proceedings

We have been a party to litigation arising from time to time in the ordinary course of business, none of which has been material. We expect that litigation may also arise in future periods, the materiality of which cannot be predicted. Regardless of the outcome, litigation can have a material adverse impact on our operations because of defense and settlement costs, diversion of resources and other factors that could affect our ability to operate its business.
Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “EVRY.” Prior to our initial public offering and the first separation of our units, there was no public market for our common stock. The following table sets forth the high and low sale prices for our common stock for the periods indicated as regularly reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2013:
First Quarter	$9.89	$9.75
Second Quarter	$12.52	$9.33
Third Quarter	$13.74	$9.70
Fourth Quarter	$11.48	$7.08

Year Ended December 31, 2012:
First Quarter	$—	$—
Second Quarter	$10.00	$9.51
Third Quarter	$9.67	$9.55
Fourth Quarter	$9.75	9.65
As of March 10, 2014, there were 34 holders of record of our outstanding common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.
We paid dividends to our equity holders of approximately $10.3 million for the year ended December 31, 2012; however, we do not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the board of directors and will depend upon, among other factors, the capital requirements, operating results, and financial condition of the Company. In addition, our ability to pay cash dividends is limited under the terms of our debt agreements, as described in more detail under “Management’s Discussion and Analysis - Liquidity and Capital Resources - Debt and Credit Facilities.”
Repurchases of Equity Securities
We did not repurchase any of our common stock during the fourth quarter of 2013.
Item 6. Selected Financial Data
As a “smaller reporting company,” we are not required to provide the information required by this Item.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with the information set forth in our consolidated financial statements and the notes thereto included in Item 8 in this Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. See “Forward-Looking Information” on page ii of this Annual Report on Form 10-K. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Item 1A - Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Company Overview
We are a leading global marketer of tabletop and food preparation products for the consumer, foodservice, and specialty markets. We operate our business in four segments: consumer, foodservice, specialty, and international. International includes all countries in which we operate other than the U.S. and Canada.
We offer a comprehensive line of tabletop and food preparation products, such as bakeware, beverageware, serveware, storageware, flatware, dinnerware, crystal, banquetware and hollowware; premium spirit bottles; cookware; gadgets; candle and floral glass containers; and other kitchen products. We market our products globally under the Anchor Hocking®, Anchor®, Anchor Home®, FireKing®, ONEIDA®, Buffalo China®, Delco® and Sant’ Andrea® brands; in Europe under the Viners®, MermaidTM, George WilkinsonTM, Great British Bakeware®, Longlife® and RTATM brands; and in Latin America under the Ana Maria Braga®, Anchor Hocking®, ONEIDA® and W.A. Rogers® brands. Our customers range from Fortune 500 companies to medium and small-sized companies in the consumer, foodservice, business-to-business and e-commerce channels. We own and operate two glass manufacturing plants in the U.S., in Lancaster, Ohio, and Monaca, Pennsylvania. We lease two metal bakeware manufacturing plants in Burnley and Oldbury, United Kingdom, and an assembly facility in Fakenberg, United Kingdom, and source a variety of tableware products from third parties, primarily in Asia and Europe.
Special Note Regarding Smaller Reporting Company Status
We are considered a “smaller reporting company” under applicable regulations of the SEC and are therefore eligible for relief from certain disclosure requirements. In accordance with such provisions, we have elected to provide our audited consolidated statements of operations and comprehensive (loss), cash flows and changes in stockholders’ equity for two, rather than three, years. As a result, we are providing a discussion of changes in results of operations and cash flows for two, rather than three, years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Basis of Presentation
Oneida Acquisition
On November 1, 2011, Universal Tabletop, Inc. (“Universal”), a subsidiary of Former EveryWare, acquired 100% of Oneida’s capital stock in a reverse subsidiary merger transaction (the “Oneida Merger”). At the time of the Oneida Merger, Monomoy Capital Partners II, L.P. (“MCP II”) owned all of the outstanding equity of Former EveryWare. The Oneida Merger was accounted for as a business combination using the purchase method of accounting, with the purchase price allocated to the net assets acquired (assets acquired less liabilities assumed) based on estimated acquisition date fair values. The purchase price paid by Universal to acquire Oneida and related purchase accounting adjustments resulted in a new basis of accounting for the successor entity.
Combination of Anchor and Oneida
On March 23, 2012, Anchor Holding Inc. (“Anchor Holdings”) merged into Former EveryWare (the “Anchor Merger”). An affiliate of MCP II owned approximately 93% of the outstanding Anchor equity interests at the time of the Anchor Merger. The Anchor Merger was considered a transaction between entities under common control of Monomoy Capital Management under ASC 805, Business Combinations. As a result, the Anchor Merger did not result in a new basis of accounting and the assets and liabilities of Anchor Holdings, and Oneida were reflected at historical cost. Although Anchor Holdings was not the legal acquirer, it was treated as the acquiring entity for accounting purposes. Former EveryWare’s audited 2012 financial statements reflect the combined activity from Oneida and Anchor Hocking for the full year ended December 31, 2012.
Business Combination with ROI Acquisition Corp.

On May 21, 2013, we completed the Business Combination between ROI and Former EveryWare. As part of the Business Combination, Former EveryWare became a wholly-owned subsidiary of ROI and then converted to a limited liability company, and ROI changed its name to EveryWare Global, Inc. In connection with the closing, we redeemed a total of 4,679,627 shares of common stock pursuant to the terms of our pre-merger charter, resulting in a total payment to redeeming stockholders of $46.7 million. In the Business Combination, we paid the following consideration to the former equity holders of Former EveryWare: (i) $90.0 million in aggregate cash consideration, (ii) 12,190,000 shares of common stock and (iii) 3,500,000 additional shares of common stock that are subject to forfeiture in the event that the trading price of our common stock does not exceed certain price targets subsequent to the closing (the “Earnout Shares”). Additionally, the sponsors of ROI hold 267,380 and 284,091 shares that vest at $12.50 and $15.00, respectively, under the same conditions as the Earnout Shares issued to the Former EveryWare stockholders. Subsequent, on July 15, 2013, 1,000,000 of the Earnout Shares vested due to the trading price of the Company’s common stock exceeding $11.00 per share for the required period. On August 5, 2013, 1,500,000 of the Earnout Shares and 17,380 shares held by sponsors of ROI vested due to the trading price of the Company’s common stock exceeding $12.50 per share for the required period.
Management has concluded that Former EveryWare was the accounting acquirer based on its evaluation of the facts and circumstances of the acquisition, and has accounted for the Business Combination as a recapitalization. See Note 4 to our audited consolidated financial statements in Item 8 in this Annual Report on Form 10-K.
In connection with the closing of the Business Combination, we entered into an amendment to our Warrant Agreement, which reduced by 50% the number of shares of common stock for which the warrants are exercisable (so that each warrant is exercisable for one-half share instead of one share), with the warrant price being reduced proportionately to $6.00 per half share, provided that each warrant would be entitled to receive a cash distribution of $0.50 per warrant as soon as reasonably practicable following the closing of the Business Combination, and made certain other amendments. In addition, we issued as aggregate of 1,650,000 shares of common stock at a price of $10.00 per share to Clinton Magnolia Master Fund, Ltd. and Clinton Spotlight Master Fund, L.P.
Recent Strategic Events
On December 31, 2012, our agreement with Productos Inoxidables Para La Industria S.A. DE C.V. (“Prodinox”) expired. Under the terms of former agreement with Prodinox, we licensed the ONEIDA® and W.A. Rogers® brands for the retail channel in the Mexican market to Prodinox. We transitioned this business in-house, and we intend to actively market and sell our formerly licensed brands directly in the retail sales channel in Mexico.
On June 18, 2013, we completed the acquisition of the Samuel Groves and George Wilkinson business divisions of Metalrax Housewares Limited (“Metalrax”), a U.K. housewares manufacturer and distribution company, for approximately $3.5 million. This transaction meets the definition of a business combination under the Financial Accounting Standards Board’s (FASB) Accounting Standard Codification (ASC) 805, Business Combinations, (“ASC 805”). The results of operations from the period of acquisition through the end of the reporting period have been reflected in earnings for the year ended December 31, 2013.
On July 22, 2013, we entered into a licensing agreement with Ana Maria Braga in Brazil. Our agreement with Ms. Braga permits EveryWare Global products to be branded and sold under the well-known Ana Maria Braga™ brand name and establishes a foothold for us in the Brazilian tabletop market. Ms. Braga is a popular television personality in Brazil with strong brand recognition and a large following on both television and online.
During the third quarter of 2013, we completed a secondary offering of common stock on behalf of certain of our stockholders, in which approximately 1.9 million shares of our common stock were sold by the selling stockholders in an underwritten public offering.
On September 16, 2013, Universal entered into a joint venture agreement with BT Partners, a Brazilian sociedade limitada, through a newly organized Brazilian limited liability company EveryWare Global Brasil Distribuidora, Ltda (“EveryWare Brasil”). This agreement allows EveryWare Brasil to focus on distributing Universal products within the Brazilian tabletop market. We account for this transaction as a non-controlling interest.
Additionally, in October 2013, we agreed to terms on a new collective bargaining agreement with our covered employees in our Lancaster, Ohio manufacturing facility.

Also, in October 2013, we elected not to rebuild one of the glass furnaces in our Lancaster, Ohio manufacturing facility. As a result of this decision, we expect to see a reduction in our capital expenditures of at least $6 million over the next two years as we will no longer incur costs to maintain and rebuild the furnace, and we will be able to reuse the material purchased in 2013 to perform future furnace maintenance and small rebuilds. The capital that was previously designated for the furnace rebuild will be redeployed in margin and revenue improvement projects such as new molds and accretive acquisitions. The shutdown of the furnace is also expected to have a positive impact on working capital in 2014 and beyond.

We are focused on generating increased free cash flow in 2014.  We have implemented steps to launch and support a series of key operational improvements across all of our business segments including a reduction in inventory through a realignment of manufacturing capacity with demand, product profitability and margin improvements, and consolidation of the supply base. These operational improvements all support the focus on increasing free cash flow.  We have retained Alvarez & Marsal, a leading global professional services firm that delivers performance improvement, turnaround management and business advisory services, to lead these initiatives and provide other related support to our finance function.  We have also retained Forsythe, a specialist in strategic sourcing, to lead the effort to consolidate our supply base.
Factors that Impact Operating Results
Macroeconomic Factors Impacting Revenue
Our operations and financial performance are directly impacted by changes in the retail and foodservice industries, which in turn are impacted by changes in the global economy. The retail and foodservice industries are directly affected by general economic factors including recession, inflation, deflation, new home sales and housing starts, levels of disposable income, consumer credit availability, consumer debt levels, unemployment trends, and other matters that influence consumer spending. Any significant downturn in the global economy may significantly lower consumer discretionary spending, which may in turn lower the demand for our products, particularly in our consumer segment.
In particular, demand for our consumer products is correlated to the strength of the housing industry because consumers are more likely to purchase tabletop, food preparation, and pantry products in connection with purchasing a new home. When home sales and housing starts are weak, demand for our products can be adversely affected.
Expenditures in the foodservice industry are also affected by discretionary spending levels and may decline during a general economic downturn. Hotels, airlines, and restaurants are less likely to invest in new flatware, dinnerware, barware, hollowware and banquetware when there is a slowdown in their industry. For example, demand for our products in both the retail and foodservice businesses, which are critical to our success, was significantly impacted by the global economic recession in 2008 and 2009. During the recession, restaurants delayed capital expenditures, which we believe will create significant pent-up demand as the restaurant industry continues to recover.
Demand for our products is also impacted by seasonality, primarily in the Consumer segment. Second half consumer sales typically account for 60% of the full year sales (with approximately a third of total year sales occurring in the fourth quarter). Inventory levels typically grow through the first nine months of the year as we build for the late third and fourth quarter consumer sales. Consumer seasonality is driven primarily by baking and dining product lines sold during the autumn as customers prepare for heavy consumer sales coinciding with the holidays. Specialty sales are typically slightly heavier in the second half of the year, versus the first half. Seasonality in our Specialty segment is primarily driven by the Candle/Floral product lines.
Trends
Market conditions in North America gradually improved during the first half of 2013; however, the macroeconomic business environment in North America became more challenging during third and fourth quarters as consumer sentiment declined and the threat of a federal government shutdown slowed consumer and business spending. In Western Europe, stagnant economic conditions continue to present challenges to achieving our International segment growth goals. Volume growth in in our specialty and international segments, including the impact of our U.K. acquisition, offset the challenging macroeconomic business environment for our consumer and foodservice segments, principally in North America. We continue to manage our cost structure and leverage our global footprint in an effort to improve our overall profitability.

Key Components of our Consolidated Statements of Operations
Revenues
We derive our revenue from the sale of tabletop and, food preparation products and license fees. Net sales represent total charges to customers, excluding rebates, allowances, charge-backs, and other credits and includes freight charged to customers as applicable. Our license revenue results from royalty payments from licensing our ONEIDA brand to third-parties, with the majority of our license revenue coming from one licensee, Robinson Home Products, Inc. See Note 2 to our audited consolidated financial statements in Item 8 in this Annual Report on 10-K for a description of our revenue recognition policies.
Revenue “excluding currency fluctuations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is calculated by translating current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance.
Costs of Sales and Expenses
Cost of sales includes product costs such as products purchased for resale, material costs such as raw materials and supplies, direct and indirect labor and overhead, and freight costs. Purchasing, receiving, and inspection costs are considered cost of sales. Cost of sales also includes license fees paid to owners of intellectual property used in our products and royalty payments or commissions paid to secure product design rights. Gross margin is defined as total revenues less cost of sales.
Operating expenses include selling, distribution, and administrative expense, which includes selling, distribution, and administrative salaries and expenses, as well as related employee benefits and travel expenses, promotional expenses, operating supplies in distribution, warehousing costs, advertising costs, professional fees, transaction costs, and management fees.
Results of Operations
The table below sets forth certain operating data for the periods indicated:

	2013	%	2012	%
Total revenues	$439,809	100.0	$421,689	100.0
Cost of sales	341,836	77.7	315,609	74.8
Gross margin	97,973	22.3%	106,080	25.2%
Operating expenses:
Selling, distribution and administrative expenses	84,453	19.2	86,246	20.5
Restructuring expense	290	0.1	612	0.1
Loss on disposal of assets	36	—	114	—
Long-lived asset impairment	908	0.2	—	—
Total operating expenses	85,687	19.5%	86,972	20.6%
Income from operations	12,286	2.8	19,108	4.5
Other (income) expense, net	(10)	—	1,114	0.3
Gain on bargain purchase	(1,150)	(0.3)	—	—
Interest expense	28,322	6.4	22,536	5.3
Loss before income taxes	(14,876)	(3.3)%	(4,542)	(1.1)%
Income tax expense (benefit)	2,542	0.6	(585)	(0.1)
Net loss	(17,418)	(3.9)	(3,957)	(1.0)
Less: Non-controlling interest in subsidiary’s loss	(17)	—	—	—
Net loss attributable to common stockholders	$(17,401)	(3.9)%	$(3,957)	(1.0)%
EBITDA (1)	$29,668	6.7	$32,591	7.7
Adjusted EBITDA (1)	$51,543	11.7	$49,492	11.7

(1)
For a reconciliation from our net loss attributable to common stockholders to EBITDA and Adjusted EBITDA, see “- Reconciliation of Non-GAAP Financial Measures to GAAP Measures” following the discussion of our results of operations.

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012
Total Revenues. Net sales by segment, as a percentage of total revenues, and net sales change in dollars and percentage for the year ended December 31, 2013, compared to the year ended December 31, 2012 were as follows:

	2013	%	2012	%	Change	%
Net Sales
Consumer	$155,663	35.3%	$156,651	37.2%	$(988)	(0.6)%
Foodservice	126,510	28.8	128,345	30.4	(1,835)	(1.4)
Specialty	101,429	23.1	97,897	23.2	3,532	3.6
International	49,702	11.3	31,889	7.6	17,813	55.9
Total segment net sales	433,304	98.5	414,782	98.4	18,522	4.5
License fees	6,505	1.5	6,907	1.6	(402)	(5.8)
Total revenues	$439,809	100.0%	$421,689	100.0%	$18,120	4.3%
Total revenue increased $18.1 million, or 4.3%, from $421.7 million for the year ended December 31, 2012 to $439.8 million for the year ended December 31, 2013. The increase in total revenue was driven by increases in net sales in our Specialty and International segments partially offset by a decrease in revenues in our Consumer and Foodservice segments. Within our business segments, revenues for 2013 as compared to 2012 were as follows:

•
Consumer - Consumer segment revenues decreased $1.0 million, or 0.6%, from $156.7 million for the year ended December 31, 2012 to $155.7 million for the year ended December 31, 2013. The change in net sales was primarily driven by lower sales to our customers in Canada, as the retail market in Canada has experienced significant change and disruption due to chain store closings and new entrants in 2013, which was partially offset by growth in our beverageware, storage, and dinnerware sales, particularly to our largest customer.

•
Foodservice - Foodservice segment revenues decreased $1.8 million, or 1.4%, from $128.3 million for the year ended December 31, 2012, to $126.5 million for the year ended December 31, 2013. The change in net sales was primarily driven by a decrease in sales to our distribution customers and consolidation within the airline industry. Partially offsetting the decrease was an increase in net sales to our restaurant customers that was driven by our expanded beverageware offerings in this segment.

•
Specialty - Specialty segment revenues increased $3.5 million, or 3.6%, from $97.9 million for the year ended December 31, 2012, to $101.4 million for the year ended December 31, 2013, primarily due to continued growth in our spirits bottle offerings and a large custom order for specialty storage products.

•
International - International segment revenues increased $17.8 million, or 55.9%, from $31.9 million for the year ended December 31, 2012, to $49.7 million for the year ended December 31, 2013. The increase was in part driven by our U.K. Metalrax acquisition and by growth in our traditional U.K. operations through strong performance in all of our channels, most notably in the consumer and foodservice portions of the business.

License fees decreased $0.4 million, or 5.8%, from $6.9 million for the year ended December 31, 2012, to $6.5 million for the year ended December 31, 2013, due to the discontinuation of the licensing of the consumer business in Mexico.
Cost of Sales. Cost of sales includes product costs such as products purchased for resale, material costs such as raw materials and supplies, direct and indirect labor and overhead, and freight costs. Cost of sales increased $26.2 million, or 8.3%, from $315.6 million for the year ended December 31, 2012, to $341.8 million for the year ended December 31, 2013. The increase is primarily due to a shift in product mix in our consumer and foodservice segments, the impact of our Metalrax acquisition and an adjustment to our inventory balances resulting in a charge to our cost of sales. The calculation of the factory manufacturing variance capitalized in inventory was based on historical experience. In the fourth quarter 2013, we identified a deviation from historical experience resulting in a change in estimate of $5.9 million, or $0.35 per diluted share.
Gross Margin. Gross margin as percentage of total revenue was 22.3% for the year ended December, 31, 2013 as compared to 25.2% for the year ended December, 31, 2012. The change in gross margin rate was primarily due to the mix of sales by segment for the year. Net sales grew in our Specialty and International segments, which typically generate lower margin rates than our foodservice segment. In addition, we experienced net sales growth in our beverageware and dinnerware offerings, which is generally a lower margin product category, in our Consumer segment. Also contributing to the decrease in the gross margin rate compared to 2012 was the additional depreciation expense in 2013 resulting from our Monaca furnace rebuild that took place in the third quarter of 2012. Additionally, the adjustment to our inventory balances as discussed above negatively impacted our gross margin rate. Lastly, our gross margin rate was negatively impacted by the conversion of our Mexican consumer business from a pure licensing model to internal sales model for marketing and distributing our products in Mexico in our international segment.
Segment Contribution. Segment contribution is defined as segment income before taxes and before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, other income (expense), and interest income. See Note 19 to our audited consolidated financial statements contained in this Annual Report on Form 10-K for a reconciliation of total segment contribution to (loss) income before taxes. Segment contribution by segment, as a percentage of segment net sales, and segment contribution change in dollars and percentage for the year ended December 31, 2013, compared to the year ended December 31, 2012, were as follows:

	2013	%	2012	%	Change	%
Consumer	16,745	10.8%	20,361	13.0%	(3,616)	(17.8)%
Foodservice	31,233	24.7	30,535	23.8	698	2.3
Specialty	13,338	13.2	13,455	13.7	(117)	(0.9)
International	6,208	12.5	4,903	15.4	1,305	26.6
Segment Contribution	67,524		69,254		(1,730)	(2.5)%

•
Consumer - The Consumer segment contribution as a percentage of segment sales was 10.8% for the year ended December 31, 2013, as compared to 13.0% for the year ended December 31, 2012. Excluding Consumer related license fee income of approximately $6.5 million for the years ended December 31, 2013 and 2012, respectively, the Consumer segment contribution as a percentage of segment sales was 6.6% and 6.5% for the years ended December 31, 2013 and 2012. The change in contribution margin rate in the comparative years was the byproduct of license fees representing a higher proportion of our consumer segment contribution in 2012, partially offset by a higher proportion of our net sales occurring in our beverageware and dinnerware products, which typically generate a lower margin rate.

•
Foodservice - The Foodservice segment contribution as a percentage of segment sales increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, increasing from 23.8% to 24.7% primarily due to higher pricing and lower operating and selling expenses.

•
Specialty - The Specialty segment contribution as a percentage of segment sales decreased from 13.7% for the year ended December 31, 2012, to 13.2% for the year ended December 31, 2013. The decrease was primarily due to product mix as we produced a higher proportion of net sales of specialty storage product, which tend to generate lower margin rates.

•
International - The International segment contribution decreased from 15.4% for the year ended December 31, 2012, to 12.5% for the year ended December 31, 2013. The change in contribution dollars was primarily driven by the increased sales in our U.K. operations. The decrease in segment contribution as a percentage of segment sales was primarily driven by promotional activities, in both our commercial accounts and our direct-to-consumer business, in our traditional U.K. operations. Additionally, we generated a higher proportion of sales through our beverageware offerings, which is a lower margin product category. Lastly, our contribution margin rate was impacted by the conversion of our Mexican consumer business from a pure licensing model to internal sales model for marketing and distributing our products in Mexico.

Total Operating Expenses. Total operating expenses decreased $1.3 million from $87.0 million for the year ended December 31, 2012, to $85.7 million for the year ended December 31, 2013. Total operating expenses as a percentage of total revenues decreased 1.1% from 20.6% for the year ended December 31, 2012, to 19.5% for the year ended December 31, 2013. The changes in operating expenses were primarily due to the following:

•
Selling, Distribution, and Administrative Expenses. - Selling, Distribution, and Administrative expenses decreased $1.8 million, or 2.1%, from $86.3 million for the year ended December 31, 2012 to $84.5 million for the year ended December 31, 2013. The decrease is primarily due to synergies and cost savings resulting from the merger of Oneida and Anchor Hocking and a decrease of sponsor related fees, professional fees, and employee related costs, which was partially offset by increased distribution costs relating to our acquisition of Metalrax in our U.K. operations during the second quarter of 2013 and increased selling expenses to support our international growth.

•
Restructuring Expense. For the year ended December 31, 2013, restructuring expenses included $0.5 million of employee related costs associated with closing our Canadian offices and warehouse and severance related to the acquisition of Metalrax, which was partially offset by a change in estimate of $0.2 million for unused space in the Savannah, Georgia, distribution center. For the year ended December 31, 2012, restructuring expenses included $0.8 million of costs associated with severances and the early termination of the lease on our Niagara Falls, Canada distribution center which was partially offset by a restructuring reserve reversal of $0.2 million for unused space in the Savannah, Georgia distribution center.

•
Loss on disposal of Assets. We recognized a loss of $0.1 million for the year ended December 31, 2013, on the disposal of assets relating to our Canadian office closure. In 2012, we recognized a loss of $0.1 million on the sale of a vacant parcel of land.

•
Long-lived asset impairment. We recognized an impairment charge for the year ended December 31, 2013, relating to the $0.3 million write-down of our Oneida office building, and the $0.6 million note receivable write-down. We did not record any impairment charges for the year ended December 31, 2012.

Other (Income) Expense. Other expense was $1.1 million for the year ended December 31, 2012, as compared to other income of $10 thousand for the year ended December 31, 2013. For the year ended December 31, 2013, other income included the amortization of deferred revenue related to Anchor Hocking’s sale-leaseback of $0.9 million which was partially offset by foreign exchange losses. For the year ended December 31, 2012, other expense included $2.0 million of an early repayment penalty related to refinancing of the Anchor Hocking and Oneida debt in March 2012, which was partially offset by the amortization of deferred revenue related to Anchor Hocking’s sale-leaseback of $0.9 million.
Gain on bargain purchase. We recorded a gain for the year ended December 31, 2013 relating to our Metalrax acquisition of approximately $1.2 million as it was determined that the fair value of acquired assets exceeded the consideration transferred.
Interest Expense. Interest expense increased $5.8 million from $22.5 million for the year ended December 31, 2012 to $28.3 million for the year ended December 31, 2013. In connection with the Business Combination, we refinanced our prior credit facilities, resulting in the write-off of $6.6 million of deferred financing fees and payment of a prepayment premium of $1.3 million. In comparison, in connection with refinancing of the Anchor Hocking and Oneida debt in March 2012, we wrote off $4.9 million of deferred financing fees. The remainder of the increase in interest expense for the year ended December 31, 2013, as compared to the year ended December 31, 2012, is attributable to higher average debt balances following the Business Combination of $4.7 million, which was partially offset by the impact of an improvement in interest rates of $1.9 million.
Income Tax Expense (Benefit). Income tax expense increased $3.1 million from a benefit of $0.6 million for the year ended December 31, 2012, to an expense of $2.5 million for year ended December 31, 2013. The overall tax expense for 2013 was primarily driven by the recognition of incremental valuation allowance against our U.S. net deferred tax assets and a continued provision for a full valuation allowance against certain foreign jurisdictions. We maintain a partial valuation allowance against our U.S. net deferred tax assets and a full valuation allowance against certain of our foreign subsidiaries’ net deferred tax assets. We intend to maintain these valuation allowances until positive evidence suggests the removal of part or all of the valuation allowance.
Net Loss. Net loss increased $13.4 million from net loss of $4.0 million in 2012 to a net loss of $17.4 million in 2013, primarily as a result of the factors discussed above.
Non-controlling Interest in Subsidiary’s Loss. Included in net loss is a loss of approximately $17 thousand for the year ended December 31, 2013 representing the non-controlling interest of our joint venture in Brazil.
Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders increased $13.4 million to $17.4 million compared to $4.0 million for the year ended December 31, 2013, primarily as a result of the factors discussed above.
EBITDA. EBITDA decreased $2.9 million, from $32.6 million for the year ended December 31, 2012 to $29.7 million for the year ended December 31, 2013. The decrease in EBITDA was primarily due to the mix of sales by segment for the year and an adjustment to our inventory balances resulting from the change in estimate as discussed above which were partially offset by decreases in operating expenses and the gain on the bargain purchase of Metalrax as discussed above. As a percentage of total revenue, EBITDA decreased from 7.7% for the year ended December 31, 2012 to 6.7% for the year ended December 31, 2013.
Adjusted EBITDA. Adjusted EBITDA increased $2.0 million from $49.5 million for the year ended December 31, 2012 to $51.5 million for the year ended December 31, 2013. As a percentage of total revenue, Adjusted EBITDA remained flat at 11.7% for the years ended December 31, 2013 and 2012, respectively.
Reconciliation of Non-GAAP Financial Measures to GAAP Measures
EBITDA is defined as net income (loss) attributable to common stockholders before interest, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus:

•	certain restructuring expenses;

•	certain acquisition/merger-related transaction fees;

•	inventory adjustments;

•	management fees and reimbursed expenses paid to our equity sponsor, and

•	certain other adjustments for foreign exchange gains and losses and non-cash compensation expense that management believes are not representative of our core operating performance.
We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. We use EBITDA and Adjusted EBITDA to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation, and for budgeting and planning purposes. These measures are used in monthly financial reports prepared for management and our board of directors. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other consumer products companies, many of which present similar non-GAAP financial measures to investors. We do not consider EBITDA or Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of EBITDA and Adjusted EBITDA is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements. In addition, Adjusted EBITDA is subject to inherent limitations as it reflects the exercise of judgments by management about which expenses and income are excluded or included in determining Adjusted EBITDA. In order to compensate for these limitations, management presents EBITDA and Adjusted EBITDA in connection with GAAP results. A reconciliation of net loss attributable to common stockholders to EBITDA and Adjusted EBITDA is below.

	Years Ended December 31,
	2013	2012
Net Loss attributable to common stockholders	$(17,401)	$(3,957)
Interest expense	28,322	22,536
Income tax expense (benefit)	2,542	(585)
Depreciation and amortization	16,205	14,597
EBITDA	29,668	32,591
Restructuring expense (a)	7,048	6,877
Acquisition/merger-related transaction fees (b)	1,124	3,685
Inventory write-down (c)	9,992	2,498
Management fees (d)	1,102	2,594
Other (e)	2,609	1,247
Adjusted EBITDA	$51,543	$49,492

(a)
Includes restructuring expenses and various professional and consulting services in connection with the identification and implementation of synergies and cost improvements, executive recruiting expense related to management changes, including hiring bonuses, and severance costs. In 2013, restructuring expenses included (i) $5.6 million of various professional and consulting services in connection with the identification and implementation of synergies and cost improvements; (ii) $2.3 million of severance costs; (iii) $0.5 million of restructuring costs related to the U.K. and Canada, which was partially offset by a change in estimate of $0.2 million for unused space in the Savannah, Georgia distribution center; and (iv) $1.2 million gain on the bargain purchase of Metalrax. In 2012, restructuring expenses were driven primarily by the Oneida Merger and the Anchor Merger and consisted primarily of (i) severances of $2.4 million, (ii) expenses reimbursed to our equity sponsor for management services provided of $1.7 million, (iii) third-party professional fees related primarily to the Oneida Merger and accompanying value creation plan of $1.3 million, (iv) executive recruiting costs of $0.8 million, (v) restructuring expenses of $0.8 million relating to the closure of our Niagara Falls, Canada distribution center, offset by a change in the estimate of unoccupied area in the Savannah, Georgia distribution center that resulted in a reduction of $0.2 million to the previous accrual, and (vi) fees related to distribution center consolidation projects of $0.1 million.

(b)
In 2013, acquisition/merger-related transaction fees of $1.1 million related to the Business Combination with ROI. In 2012, acquisition/merger-related transaction fees and expenses related to the Oneida Merger in 2011 and the Anchor

Merger in March 2012 and consisted of (i) $1.7 million of merger-related expenses, employee sales bonuses and severance expense related to the Oneida Merger in 2011 and the Anchor Merger in March 2012 and (ii) a $2.0 million prepayment fee to retire certain Anchor Hocking debt in connection with the Anchor Merger.

(c)
Represents adjustments for FIFO inventory valuations, lower-of-cost-or-market valuations and changes in the obsolete inventory reserve, which is a component of cost of sales. The calculation of the factory manufacturing variance capitalized in inventory was based on historical experience.  In the fourth quarter 2013, we identified a deviation from historical experience resulting in a change in estimate of $5.9 million.

(d)
Represents management fees and reimbursed expenses paid to Monomoy for management services provided, to the extent not added back as a restructuring expense or acquisition/ merger-related transaction fees. See notes (a) and (b) above.

(e)
Primarily represents foreign exchange gains and losses, gains and losses on the disposal of fixed assets, non-cash compensation expense and long-lived asset impairments, when applicable. In 2013, other adjustments included (i) $0.8 million of net foreign exchange loss, (ii) $0.1 million of loss on disposal of assets, (iii) $0.8 million of non-cash compensation expense, and (iv) $0.9 million of long-lived asset impairments. In 2012, other adjustments included (i) $0.1 million of net foreign exchange gain, (ii) $0.1 million of loss on disposal of assets, (iii) $0.8 million of non-cash compensation expense, and (iv) a $0.3 million increase in the environmental reserve.

Liquidity and Capital Resources
Our primary source of liquidity is cash flows from operations and borrowing availability under our ABL Facility (as defined below) and U.K. borrowing facility. Our primary uses of cash are working capital requirements, capital expenditures, and debt service requirements. At December 31, 2013, we had cash of approximately $3.2 million and approximately $29.9 million and $0.9 million of unused availability remaining under our ABL Facility and U.K. borrowing facility, respectively. We may also request an additional $20.0 million of credit under our ABL Facility from the lender.
At December 31, 2013, we had outstanding ABL Facility borrowings of approximately $15.6 million subject to variable interest rates at a weighted average rate of 2.24% and outstanding letters of credit issued under the facility of approximately $9.5 million. Currently, our ABL Facility has a maximum commitment from our lenders of $55.0 million. We may request an increase in the commitments under our ABL Facility of up to $75.0 million in the aggregate, at the discretion of our lenders and subject to borrowing base limitations under the ABL Facility, which would provide additional liquidity if obtained.
We believe that cash on hand and cash flow from operating activities, together with available borrowings under our ABL Facility and U.K. borrowing facility, will be sufficient to fund currently anticipated working capital, planned capital spending, certain strategic initiatives, and debt service requirements for at least the next 12 months. No assurance can be given, however, that this will be the case. We paid dividends to our equity holders of approximately $10.3 million in the year ended December 31, 2012. We do not currently anticipate paying dividends.
As of December 31, 2013, cash held by foreign subsidiaries was approximately $1.8 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.
Debt and Credit Facilities
On May 21, 2013 in connection with the Business Combination, Universal refinanced the $150.0 million term loan facility obligations (the “Old Term Loan”) of Anchor Hocking and Oneida into a new $250.0 million term loan facility (the “Term Loan”) and amended and restated the agreement that underlies our existing ABL revolving credit facility (the “ABL Facility”), which has a maximum commitment of $50.0 million. We may request an increase in the commitments under our ABL Facility to up to an additional $25.0 million in the aggregate, at the discretion of our lenders and subject to borrowing base limitation under the ABL Facility. We requested and were granted an increase of the maximum commitment under the ABL Facility by $5.0 million, to a total of $55.0 million, which was effective as of October 28, 2013.
The following table is a summary of our debt outstanding as of December 31 (in thousands):

Short-Term Debt Instrument	Interest Rate	Maturity Date	2013	2012
U.K. short term borrowing	Variable	Annual renewal	$7,802	$1,248

Long-Term Debt Instrument	Interest Rate	Maturity Date	2013	2012
Term Loan	Variable	May 21, 2020	$248,750	$—
ABL Facility	Variable	May 21, 2018	15,635	—
Old Term Loan	Variable	Refinanced on May 21, 2013	—	145,000
Old ABL Facility	Variable	Refinanced on May 21, 2013	—	35,175
Note payable - PBGC	4.50%	December 31, 2015	900	1,200
Capitalized leases	Various Fixed		171	466
Total Long-Term Debt			265,456	181,841
Less: Current Portion			(2,972)	(10,774)
Long-Term Debt			$262,484	$171,067
Term Loan Credit Agreement
On May 21, 2013 (the “Term Loan Closing Date”), Anchor Hocking and Oneida (together, the “Borrowers”), entered into a term loan agreement, by and among the Borrowers, Universal, as a guarantor, each lender from time to time party thereto and Deutsche Bank AG New York Branch, as administrative agent. The Term Loan agreement provides for a seven-year $250.0 million term loan. The Term Loan agreement also permits the Borrowers to raise one or more incremental term loan facilities in an aggregate amount of up to $50.0 million if the consolidated first lien net leverage ratio, after giving effect to such incremental term loan facility, does not exceed 3.50:1.00, subject to certain other limitations and conditions.
Anchor Hocking and Oneida are co-borrowers under the Term Loan. Pursuant to a guarantee and collateral agreement, dated as of May 21, 2013, borrowings under the Term Loan are guaranteed, subject to certain customary exceptions and limitations, by Universal and by Anchor Hocking’s and Oneida’s wholly-owned domestic subsidiaries and are secured by substantially all of Anchor Hocking’s and Oneida’s and such guarantors’ assets on a first-priority basis, other than those assets that secure the ABL Facility (as described below), as to which the term loan lenders have a second-priority security interest.
Borrowings under the Term Loan bear interest at a rate equal to (i) in the case of base rate loans, a rate equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2 of 1% and (c) the Eurodollar rate for a one-month interest period plus 1.00% (provided that the base rate will be deemed to be not less than 2.25%), plus a margin of 5.25%, or (ii) in the case of Eurodollar loans, a Eurodollar rate equal to (a) LIBOR divided by (b) one minus an applicable reserve requirement (subject to a LIBOR floor of 1.25% per annum), plus a margin of 6.25%. Principal amortization is payable in consecutive quarterly installments beginning September 30, 2013, in the amount of 0.25% of the amount of the Term Loan outstanding on the Term Loan Closing Date until maturity.
The Term Loan agreement contains, among other terms, covenants and events of default customary for similar transactions. These covenants include limitations on the following: (i) incurrence of indebtedness; (ii) liens; (iii) restricted junior payments (including dividends, redemptions, and voluntary payments on certain debt); (iv) restrictions on subsidiary distributions; (v) investments, mergers, and acquisitions; (vi) sales of assets (including subsidiary interests); (vii) transactions affiliates; and (viii) changes in control.
In addition, the Term Loan agreement contains a maximum consolidated leverage ratio financial covenant and a minimum interest coverage ratio financial covenant. The maximum consolidated leverage ratio financial covenant requires Universal to maintain a maximum consolidated leverage ratio (as calculated in accordance with the Term Loan agreement) as of the last day of any fiscal quarter beginning with the quarter ending September 30, 2013 as follows:

Beginning with the quarter ending:
September 30, 2013	5.25 : 1.00
December 31, 2013	5.25 : 1.00
March 31, 2014	5.00 : 1.00
June 30, 2014	5.00 : 1.00
September 30, 2014	5.00 : 1.00
December 31, 2014	4.75 : 1.00
March 31, 2015	4.75 : 1.00
June 30, 2015	4.50 : 1.00
September 30, 2015	4.50 : 1.00
December 31, 2015	4.25 : 1.00
March 31, 2016	4.25 : 1.00
June 30, 2016	4.00 : 1.00
September 30, 2016	4.00 : 1.00
December 31, 2016 and thereafter	3.75 : 1.00
The minimum interest coverage ratio financial covenant requires Universal to maintain a consolidated interest coverage ratio (as calculated in accordance with the Term Loan agreement) beginning with the quarter ended September 30, 2013, of not less than 2.25:1.00.
As of December 31, 2013, our actual consolidated leverage ratio was 4.86 to 1.00, as defined in the Term Loan agreement, and our actual consolidated interest coverage ratio was 2.66 to 1.00, as defined in the Term Loan agreement. Consolidated leverage ratio is defined in the Term Loan agreement as (a) consolidated funded indebtedness (as defined in the Term Loan agreement) (net of unrestricted cash and cash equivalents in an amount not to exceed $20.0 million) as of the applicable date divided by (b) consolidated EBITDA for the most recently completed measurement period. Consolidated interest coverage ratio is defined as (a) consolidated EBITDA for the most recently completed measurement period divided by (b) consolidated cash interest charges for such measurement period.
Consolidated EBITDA is defined in the Term Loan agreement as consolidated net income plus depreciation expense, amortization expense, interest expense, tax expense, certain long-term incentive plan and other compensation expense, other non-cash deductions, losses or expenses that do not represent an accrual or reserve for potential cash items in any future period, provision for LIFO and deferred variance adjustments for inventory valuations, extraordinary losses, cash restructuring charges, fees and expenses (provided that the aggregate amount of all cash restructuring charges, fees and expenses added back shall not exceed 15% of consolidated EBITDA for the period calculated on a pro forma basis after giving effect to all adjustments thereto), professional fees and expenses incurred and costs under employee retention programs, foreign currency translation gains or losses, certain transaction costs, fees, indemnities and expenses paid to the members of the board of directors, business interruption insurance proceeds, fees, costs or expenses incurred in connection with acquisitions, the amount of certain “run rate” cost savings, operating expense reductions and cost synergies projected by us that are reasonably identifiable and factually supportable (subject to the limitation discussed below) and further adjusted to subtract, without duplication, cancellation of debt income arising as a result of the repurchase of Term Loans permitted under the agreement, non-cash gains included in consolidated net income, cash payments made in the measurement period in respect of non-cash charges taken in any prior measurement period, to the extent not deducted in the calculation of net income, actual fees, costs and expenses associated with the proceeds of business interruption insurance to the extent such amounts are the basis of such recovery and extraordinary gains.
For purposes of determining Consolidated EBITDA for the year ended December 31, 2013, Consolidated EBITDA for the quarter ended March 31, 2013 was set at $12.5 million, subject to the adjustments described in the following sentence. Solely for the purpose of the computations of the consolidated leverage ratio, the consolidated first lien leverage ratio and the consolidated interest coverage ratio, if a permitted acquisition or disposition has occurred during the relevant period, consolidated EBITDA shall be calculated on a pro forma basis (as defined in and subject to the limitations set forth in the Term Loan agreement), including all income and expense associated with the assets or entity acquired in connection with a permitted acquisition for them most recently ended four fiscal quarter period for which such income and expense amounts are available shall be treated as being earned or incurred by us on a pro forma basis for the portion of the applicable period occurring prior to the date of the acquisition, giving effect to any cost savings, operating expense reductions and cost synergies that are reasonably identifiable and factually supportable, net of the amount of actual benefits realized during such period from such actions that are otherwise included in the calculation of consolidated EBITDA (provided that the aggregate amount of cost savings, operating expense reductions and cost synergies added back pursuant to this clause and the amount of “run rate” cost savings, operating expense reduction and cost synergies added back as described above for any period shall not exceed 7.0% of consolidated EBITDA for such period calculated on a pro forma basis after giving effect to all adjustments thereto).
Because the Term Loan agreement specified that consolidated EBITDA for the quarter ended March 31, 2013 shall be $12.5 million, our consolidated EBITDA for the four quarters ended December 31, 2013 was calculated as $12.5 million (representing the pre-determined consolidated EBITDA for the quarter ended March 31, 2013) plus consolidated EBITDA for the quarters ended June 30, 2013, September 30, 2013 and December 31, 2013. Set forth below is a reconciliation of our consolidated EBITDA, calculated under our Term Loan agreement, to net income for the quarters ended June 30, 2013, September 30, 2013, and December 31, 2013 and the calculation of consolidated EBITDA as defined under our Term Loan agreement for the four quarters ended December 31, 2013 (in thousands):

	Quarter ended				Four Quarters ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2013	2013	2013	2013	2013
Net Loss attributable to common stockholders		$(2,200)	$(1,106)	$(14,292)
Interest expense		12,649	5,498	6,036
Income tax (benefit) expense		(662)	(661)	2,962
Depreciation and amortization		3,982	4,222	4,112
EBITDA		13,769	7,953	(1,182)
Restructuring expense (a)		343	726	2,016
Professional fees and expenses (b)		302	709	2,796
Acquisition/merger-related transaction fees (c)		415	(89)	539
Inventory write-down (d)		395	642	8,691
Management fees (e)		421	286	308
Other (f)		353	(1,250)	1,931
Adjusted EBITDA	12,486	15,998	8,977	15,099	52,560
Synergies (g)					1,413
Permitted acquisition - Metalrax (h)					1,572
Consolidated EBITDA as defined in the Term Loan agreement					$55,545

(a)
Represents cash restructuring charges, fees and expenses connection with the identification and implementation of synergies and cost improvements, executive recruiting expense related to management changes, including hiring bonuses, and severance costs.

(b)	Represents professional fees and expenses incurred and costs under employee retention programs.

(c)	Represents fess, costs and expenses incurred in connection with permitted acquisitions or potential permitted acquisitions.

(d)
Represents the non-cash charges related to adjustments for FIFO inventory valuations, lower-of-cost-or-market valuations and changes in the obsolete inventory reserve, which is a component of cost of sales. The calculation of the factory manufacturing variance capitalized in inventory was based on historical experience.  In the fourth quarter 2013, we identified a deviation from historical experience resulting in a change in estimate of $5.9 million.

(e)	Represents fess, indemnities and expenses paid to MCM and its affiliates, and fees, indemnities and fees paid to members of the board of directors.

(f)
Primarily represents foreign exchange gains and losses, gains and losses on the disposal of fixed assets, non-cash compensation expense, long-lived asset impairments and gains on bargain purchase, when applicable.

(g)
Represents the impact of cost saving actions implemented or to be implemented such as the reductions of the Oneida administrative office and IT integration.  The credit agreement provides for addbacks with respect to synergies that have been identified and which are supported by a plan of action. Not included are synergy savings expected to be realized from our Metalrax acquisition quantified in (h) below.

(h)
Represents estimated synergy savings from actions implemented for our Metalrax acquisition, net of EBITDA loss for the period prior to its date of acquisition required to be included per our credit agreement. Both (g) and (h) are subject to maximum amount per our credit agreement.

Set forth below is a calculation of our consolidated funded indebtedness as of December 31, 2013 (in thousands):

Debt Instrument	2013
U.K. short term borrowing	$7,802
Term Loan	248,750
ABL Facility	15,635
Note payable - PBGC	900
Capitalized leases	171
Total Indebtedness	273,258
Less: Unrestricted Cash	(3,240)
Funded Indebtedness	$270,018
Set forth below is a reconciliation of our consolidated cash interest charges to interest expense as of December 31, 2013 (in thousands):

2013
Consolidated Interest Expense	$28,322
Less:
Interest expense incurred under prior credit facilities	16,788
Deferred financing fees incurred under loan agreement	750
Other adjustments	330
Cash Interest Expense under loan agreement	10,454
Multiplier per loan agreement	2
Cash Interest Expense	$20,908
The consolidated leverage ratio and the consolidated interest coverage ratio are material components of the Term Loan agreement. Non-compliance with the consolidated leverage ratio and the consolidated interest coverage ratio would result in a default under the Term Loan agreement. If there were an event of default under the Term Loan agreement that was not cured or waived, the lenders under the Term Loan could cause all amounts outstanding under the Term Loan to be due and payable immediately, which would prevent us from borrowing under the ABL Facility and would have a material adverse effect on our financial position and cash flows. We were in compliance with all covenants in the Term Loan agreement as of December 31, 2013.
Voluntary prepayments of amounts outstanding under the Term Loan are permitted at any time, subject to prepayment premiums of 2% during the first year (beginning May 21, 2013) and 1% during the second year. The Term Loan agreement requires the Borrowers to make mandatory prepayments with the proceeds of certain asset dispositions or the receipt of certain insurance or condemnation awards to the extent the Borrowers do not use the proceeds for the purchase of assets useful in the Borrowers’ businesses. The Term Loan requires the Borrowers to make annual principal amortization payments equal to 1.0%

of the amount then outstanding. The Borrowers are also required to make mandatory prepayments with 50% (which percentage will be reduced upon the achievement of certain leverage ratios) of Universal’s annual consolidated excess cash flow, subject to certain exceptions (provided that for 2013, excess cash flow will only be calculated from May 21, 2013, through December 31, 2013). To date there have been no such payments.
Covenant Compliance
We believe we would not be in compliance with the consolidated leverage ratio requirement under the Term Loan agreement as of March 31, 2014, and, as a result, we would be in violation under this covenant. The Term Loan agreement allows us to “cure” such a covenant violation if we issue equity and contribute cash to the Borrowers (a “Cure Contribution”) by the date that is ten business days after the date on which financial statements are required to be delivered with respect to such fiscal quarter, and upon such cure, the financial covenants shall be recalculated giving effect, on a pro forma basis, to the Cure Contribution. If we are able to obtain a Cure Contribution by the tenth business day following May 15, 2014, the violation will be deemed to be cured.
On March 31, 2014, the Monomoy Funds provided us with an equity commitment letter pursuant to which the Monomoy Funds committed to offer to purchase securities (which may include preferred stock, convertible preferred stock, debt or convertible debt) from us having an aggregate purchase price in an amount sufficient to fund a Cure Contribution, but no more than $12.0 million in the aggregate, which amount will be reduced by the amount of any other equity raised to fund a Cure Contribution. We were in compliance with all covenants in the Term Loan agreement as of December 31, 2013. Had we not received this equity commitment letter to allow us to “cure” our prospective covenant violation, the report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2013, would have contained an explanatory paragraph with respect to our ability to continue as a going concern. We intend to explore all of our options to cure this violation, including seeking an amendment of or waiver under the Term Loan agreement, seeking other sources of financing and negotiating a purchase of securities by the Monomoy Funds.
If we are not able to cure the violation under the Term Loan agreement by obtaining an amendment to or waiver under the Term Loan agreement, or by obtaining other sources of financing or issuing securities to the Monomoy Funds to fund a Cure Contribution, it will result in an uncured event under the Term Loan agreement. If this event under the Term Loan agreement is not cured or waived, the indebtedness under the Term Loan agreement could be declared immediately due and payable and at that point we could be precluded from borrowing under our ABL Facility, which would have a material adverse effect on our business, financial condition and liquidity. There is no assurance that we will be able to obtain an amendment of or waiver under the Term Loan agreement, obtain other sources of financing or successfully negotiate the terms of the purchase of securities by the Monomoy Funds. Even if we are able to obtain an amendment or waiver, in connection with negotiating an amendment or waiver we may be required to agree to other changes in the Term Loan agreement, including increased interest rates or premiums, more restrictive covenants and/or pay a fee for such amendment or waiver. In general, if we are unable to comply with the financial covenants in the Term Loan agreement and ABL agreement in the future and we are unable to obtain waivers, we may need to obtain additional sources of liquidity; however, there can be no assurance that we will be able to obtain additional sources of liquidity and, if we can obtain financing, that we will be able to do so on terms acceptable to us.
Asset-Based Revolving Credit Facility
On May 21, 2013, the Borrowers entered into a second amended and restated loan and security agreement (hereinafter the “ABL Facility”) by and among the Borrowers, Universal, as a guarantor, each wholly-owned domestic subsidiary of the Borrowers party thereto, as guarantors (together with Universal, the “Guarantors”), each lender from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders. The ABL agreement provides for the ABL Facility, a five-year asset-based revolving credit facility in an aggregate principal amount of up to $50.0 million (as may be increased from time to time, the “maximum revolver amount”), subject to the borrowing base limitation described below. Up to an aggregate of $20.0 million will be available to the Borrowers for the issuance of letters of credit, which reduce availability under the ABL Facility. The ABL agreement also provides for borrowings on same-day notice, referred to as “swingline loans.” Borrowing of a swingline loan will reduce availability under the ABL Facility. The Borrowers may request to increase the maximum revolver amount in increments of not less than $5.0 million not more than three times during the term of the ABL agreement, so long as the maximum size of the ABL Facility does not exceed $75.0 million. Any such increase in the maximum revolver amount will be at the discretion of the lenders and certain other eligible lenders and will be subject to the borrowing base limitation described below. On October 28, 2013, we were granted an increase of the maximum commitment under the ABL Facility by $5.0 million to a total of $55.0 million available at December 31, 2013, subject to the borrowing base limitation described below. At December 31, 2013, we had $15.6 million of borrowings under the ABL Facility and availability under the ABL Facility of $29.9 million to be drawn upon as needed (which includes a reduction of $9.5 million for outstanding standby letters of credit).
Anchor Hocking and Oneida are co-borrowers under the ABL Facility. Borrowings under the ABL Facility are guaranteed, subject to certain customary exceptions and limitations, by Universal and Anchor Hocking’s and Oneida’s wholly-owned domestic subsidiaries and are secured by certain of Anchor Hocking’s and Oneida’s and such guarantors’ assets on a first-priority basis, other than those assets that secure the term loan.
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
Borrowings under the ABL Facility bear interest at a rate equal to (i) in the case of base rate loans, a rate equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2 of 1% and (c) the LIBO rate for a one-month interest period plus 1.00%, plus the applicable margin, or (ii) in the case of LIBO rate loans, a LIBO rate equal to (a) LIBOR divided by (b) one minus an applicable reserve requirement, plus the applicable margin. The applicable margin is based upon the quarterly average availability under the ABL Facility for the immediately preceding three-month period as follows:

Tier	Quarterly Average Availability	Applicable LIBO Rate Margin	Applicable Base Rate Margin
1	Greater than $27.5 million	1.50%	0.50%
2	Greater than $13.8 million but less than $27.5 million	1.75%	0.75%
3	Less than $13.8 million	2.00%	1.00%
The ABL Facility contains, among other terms, covenants and events of default customary for similar transactions. These covenants include limitations on the following: (i) incurrence of indebtedness; (ii) liens; (iii) restricted junior payments (including dividends, redemptions, and voluntary payments on certain debt); (iv) restrictions on subsidiary distributions; (v) investments, mergers, and acquisitions; (vi) sales of assets (including subsidiary interests); (vii) transactions with affiliates and (viii) changes in control. In addition, the ABL Facility contains a springing fixed charge coverage ratio financial covenant. If adjusted availability (plus certain qualified cash) under the ABL Facility is below 12.5% of the maximum amount at such time, Universal and its subsidiaries will be required to comply with a minimum fixed charge coverage ratio of 1.0:1.0. At December 31, 2013, the fixed charge coverage ratio covenant under the ABL Facility was not operative as availability was greater than $6.9 million. Failure to satisfy any of the covenants could result in an event of default that could result in an inability to access the funds necessary to fund our operations. We were in compliance with all legal and financial covenants in the ABL Facility at December 31, 2013.
The Borrowers will pay an unused line fee to the lenders under the ABL Facility equal to 0.3125% per annum times the amount by which the maximum revolver amount exceeds the average daily outstanding amount of loans and the average daily undrawn face amount of outstanding letters of credit under the ABL Facility.
The Borrowers will pay a letter of credit fee to the lenders under the ABL Facility equal to the applicable margin on LIBO rate loans multiplied by the undrawn face amount of each letter of credit, and a fronting fee equal to 0.125% per annum on the dollar equivalent of the amount of each letter of credit outstanding during the previous quarter.
Voluntary prepayments of amounts outstanding under the ABL Facility are permitted at any time, without premium or penalty. The ABL Facility requires the Borrowers to make mandatory prepayments with the proceeds of certain asset dispositions to the extent the Borrowers do not use the proceeds for the purchase of assets useful in the Borrowers’ businesses.
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
Prior Credit Facilities
On March 23, 2012, in connection with the Anchor Merger, Universal refinanced substantially all of the existing long term debt obligations of Anchor Hocking and Oneida into a new $150.0 million term loan facility (the “Old Term Loan”) and amended and restated the ABL revolving credit facility (the “Old ABL facility”) which had a maximum availability of $85.0 million. We terminated the Old ABL Facility and repaid the Old Term Loan on May 21, 2013, in connection with the Business Combination.
PBGC Promissory Note
On September 15, 2006, Oneida issued a $3.0 million promissory note to the Pension Benefit Guaranty Corporation (“PBGC”) payable in equal installments annually over 10 years. As of December 31, 2013, approximately $0.9 million was outstanding on the promissory note. Interest with respect to the promissory note is paid annually at a rate of 4.5%. The note matures on December 31, 2015.
U.K. Short Term Borrowing
We maintain a borrowing facility to support working capital requirements at our U.K. subsidiary operations. Subsequent to September 30, 2013, we refinanced the existing Barclays Bank Sterling-denominated borrowing facility with Burdale Bank, an affiliate of our U.S. lender Wells Fargo. The new borrowing facility has a £7.0 million maximum collateral commitment based on eligible inventory and accounts receivable at our U.K. subsidiary. The Burdale Bank facility matures on October 15, 2015.
Cash Flows
The table below sets forth our cash flow from operating, investing and financing activities in the periods presented:

	2013	2012
Cash flows from operating activities	$(6,806)	$15,121
Cash flows from investing activities	(21,610)	(16,553)
Cash flows from financing activities	29,209	3,589
Total	$793	$2,157
Discussion of 2013 vs. 2012 Cash Flow
Net cash used in operating activities was approximately $6.8 million for 2013, compared to cash provided by operating activities of approximately $15.1 million for 2012. The decrease in cash provided by operating activities when compared to the prior year is primarily due to the decrease in net income, net of non-cash items, and the increase in inventory, net of the increase in accounts payable. We invested in higher inventory levels in anticipation of the growth in our business that we were expecting, specifically in our International segment, and as part of our planning activities in preparation for the idling of production on one of our furnaces in our Lancaster, Ohio manufacturing facility.
Net cash used in investing activities was approximately $21.6 million for 2013, compared to net cash used of approximately $16.6 million for 2012. The additional cash used in investing activities versus the prior year was attributed to our acquisition of Metalrax for approximately $3.5 million and capital projects, primarily at our Anchor Hocking manufacturing facilities.
Net cash provided by financing activities was approximately $29.2 million for 2013, compared to net cash provided by financing activities of approximately $3.6 million in 2012. The increase in cash provided by financing activities compared to the prior year was related to the net cash received from the ROI trust and incremental debt to fund the $90.0 million payment to Former EveryWare shareholders, the redemption of ROI shares and expenses incurred in connection with the Business Combination. Cash provided by financing activities for the year ended December 31, 2012, included (i) refinancing of our indebtedness in connection with the Anchor Merger, including borrowings of $150.0 million and repayment of $108.8 million of indebtedness; (ii) a dividend to equityholders of $10.3 million; (iii) net borrowings under our short term debt and revolving credit facility of $16.8 million; and (iv) expenses incurred in connection with the debt refinancing.
Contractual Obligations and Commercial Commitments
The following table reflects our contractual obligations as of December 31, 2013:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Long-term debt obligations	$273,258	$2,972	$13,402	$5,000	$251,884
Estimated interest payments	119,272	19,126	37,747	36,965	25,434
Operating lease obligations	51,400	6,731	8,778	7,304	28,587
Pension and other post-retirement funding	23,990	2,067	4,193	4,675	13,055
Total	$467,920	$30,896	$64,120	$53,944	$318,960
We have recorded a liability of approximately $0.5 million of unrecognized tax benefits, inclusive of $0.1 million of interest, and we are uncertain as to if or when such amounts may be settled.
Since December 31, 2013, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.
We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities and for leases on equipment and facilities. These letter of credit contracts are usually extended on a year-to-year basis. As of December 31, 2013, we had outstanding letters of credit of $9.5 million. We do not believe that these letters of credit will be required to be drawn.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For a comprehensive discussion of our significant accounting policies, see Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis, particularly relating to allowance for doubtful accounts, inventory reserves, goodwill, intangible and long-lived assets, self-insurance reserves, employee benefit plans, income taxes, derivatives and hedging, and share-based compensation. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity that are not readily apparent from other sources. Actual results and outcomes could differ materially from these estimates and assumptions. See Item 1A - Risk Factors in this Annual Report on Form 10-K for additional information regarding risk factors that may impact our estimates.
Revenue Recognition - Revenues consist of sales to customers and license fees. We recognize revenue when (1) delivery has occurred or services have been rendered, (2) persuasive evidence of an arrangement exists, (3) there is a fixed or determinable price and (4) collectability is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when legal title passes to the customer for substantially all of our revenues. Retail store revenues are recognized at the time of sale. Amounts charged to customers for shipping are recognized in revenues. We establish an allowance for merchandise returns and rebates based on historical experience, product sell-through performance by product and by customer, current and historical trends in the tableware industry, and changes in demand for our products. A returns reserve is accrued for the estimated sales value of the projected merchandise returns less the estimated related cost of sales. Rebate allowances are estimated and deducted from revenue at the time that revenue is recognized.
Allowance for Doubtful Accounts - The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries, and current economic market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general, and administrative expense. Account balances are charged off against the allowance when recovery is considered remote.
Inventory Reserves - We reduce our inventory value for the estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of the inventory and the net realizable value based upon assumptions about future demand and market conditions. In addition, we maintain a revaluation reserve to adjust the value of our finished goods inventory to approximate actual cost. Our calculation of the factory manufacturing variance capitalized in inventory was based on historical experience. In the fourth quarter 2013, we identified a deviation from historical experience resulting in an increase in the inventory revaluation reserve of $5.9 million, or $0.35 per diluted share, which was accounted for as a change in accounting estimate.
Goodwill, Intangible and Long-Lived Assets - Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, utilizing the two-step approach, in the fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The first step requires the determination of the fair value of the reporting unit compared to the book value of that reporting unit. If the book value exceeds the fair value, a second step impairment test is required to measure the amount of impairment
Implied fair value of goodwill is determined by considering both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain.
We review definite-lived intangible and long-lived assets for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If an indicator exists, a determination is made by management to ascertain whether property and equipment and certain definite-lived intangibles are recoverable based on the sum of expected future undiscounted cash flows from operating activities. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. If the estimated undiscounted net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write- down the assets to fair value as determined from expected discounted future cash flows. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain.
For further information on our goodwill and intangible assets, see Notes 2 and 8 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.
Self-Insurance Reserves - We maintain self-insurance coverage for certain of our casualty insurance programs, such as workers’ compensation and general liability, and employee healthcare benefits. For our U.S. based employees, prior to July 7, 2013 Oneida was fully insured for its U.S. medical benefits while Anchor Hocking was self-insured. Beginning July 7, 2013, both companies joined into a new self-insured medical plan. In May 2011 Oneida terminated its self-insured status for workers’ compensation in New York State and was fully insured for claims incurred post-termination.

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
Employee Benefit Plans - We sponsor various qualified and non-qualified pension plans in the United States and United Kingdom that cover all eligible employees, as defined. Our qualified pension liability relates to two defined benefit plans: one covering the former salaried and union employees of Buffalo China, Inc., a subsidiary located in the U.S., which are frozen, and a defined benefit plan covering employees in the U.K. Our non-qualified pension plan liability relates to two unfunded plans designed to provide additional retirement benefits to former executives of our Oneida subsidiary; the Supplemental Executive Retirement Plan and the Restoration Plan. We also sponsor various other post-retirement benefit plans of our Anchor Hocking and Oneida subsidiaries which provide certain healthcare and life insurance benefits. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations.
Our Assumptions
The determination of pension and other post-retirement benefit plan obligations and related expenses requires the use of assumptions to estimate the amount of the benefits that employees earn while working, as well as the present value of those benefits.  Our assumptions are determined based on current market conditions, historical information and consultation with and input from third-party actuaries.  Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension and other post-retirement benefit expenses and obligations.
Significant assumptions used to measure our annual pension and other post-retirement benefit expenses include:

•	discount rate;

•	expected return on plan assets;

•	rate of compensation increases; and

•	health care cost trend rates.
Discount Rate - The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and other post-retirement benefit obligations. In estimating this rate, we consider rates of return on high quality fixed-income investments included in various published bond indexes.  We consider the Citigroup Pension Discount Curve and the Barclay’s Capital Non-Gilt AA Rated Sterling Bond Index in the determination of the appropriate discount rate assumptions. The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The discount rate at December 31, 2013 is used to measure the year-end benefit obligations and the earnings effects for the subsequent year. A higher discount rate decreases the present value of benefit obligations and decreases pension expense. The weighted average rate we used to measure our pension obligation as of December 31, 2013 and our 2014 net periodic pension cost was 4.95% for the U.S. and 4.90% for the non-U.S pension plans.
Expected Long-Term Rate of Return - The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy, and our expectations for long-term rates of return.  Our pension plan investment strategy is reviewed annually and is established based upon plan liabilities, an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments.  We use a third-party advisor to assist us in determining our investment allocation and modeling our long-term rate of return assumptions. For 2013 and 2012, we assumed an expected long-term rate of return on plan assets of 8.0% for our U.S. and non-U.S. pension plans, respectively.
Rate of Compensation Increases - The rate of salary increase is based on our historical experience and expectations. For 2013 and 2012, we assumed salary rate increases of 4.45% for the non-U.S. pension plans, respectively.
We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect the performance of our pension plans’ asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:

•	A change of one percent in the discount rate would change our total annual pension expense by approximately $0.2 million.

•	A change of one percent in the expected long-term rate of return on plan assets would change our total annual pension expense by approximately $0.2 million.
Health Care Cost Trend Rates - The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, and changes in the health status of the plan participants. For measurement purposes, we did not assume an annual rate of increase in the per capita cost of covered health care benefits for 2013 and 2012, respectively. A one percent increase or decrease in the health care cost trend rate would not have a material impact upon our other post-retirement benefit expense.
Income Taxes - We are subject to income taxes in the U.S. and various foreign jurisdictions. Management judgment is required in evaluating our tax positions and determining our provision for income taxes. Throughout the course of business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. When management believes certain tax positions may be challenged despite our belief that the tax return positions are supportable, we establish reserves for tax uncertainties based on estimates of whether additional taxes will be due. We adjust these reserves taking into consideration changing facts and circumstances such as an outcome of a tax audit. The income tax provision includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FASB ASC Topic 740 “Income Taxes” (“ASC 740”).
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
The Anchor Merger resulted in the formation of a new U.S. consolidated federal tax group. As such, the net deferred tax assets of the Company were assessed for future realization and the need for a valuation allowance related to the deferred tax asset. As a result of this assessment, during 2012 we recorded an additional $2.7 million valuation allowance, and for the year ended December 31, 2013, we recorded $8.4 million of additional valuation allowance based on a scheduling methodology used in 2012. This excludes deferred income tax liability associated with indefinite life intangible assets, which cannot be used to offset deferred tax assets when assessing the need or amount of a valuation allowance. The deferred income tax liability represents the book to tax difference on indefinite lived Oneida trade names and goodwill, which totaled approximately $9.8 million and $8.6 million at December 31, 2013 and 2012, respectively.
Derivatives and Hedging - We use various derivative contracts to manage a variety of our risks, including risks related to changes in commodity prices and foreign currency rates. The requirements necessary to apply hedge accounting to these contracts are well defined and must be documented at the inception as well as throughout the term of the contract. If we would fail to accurately document these requirements, the contract would not be eligible for hedge accounting treatment and any changes to the fair market value of the contract would be recorded directly to earnings. The accompanying financial statements reflect immaterial consequences of hedge accounting for certain contracts. We continuously monitor all foreign exchange rates and energy rates relevant to us in order to be able to initiate appropriate hedging activities immediately if the current market situation changes.
One of the requirements that we must evaluate when determining whether a contract qualifies for hedge accounting treatments is whether or not the contract is deemed effective. A contract is deemed effective if the change in the fair value of the derivative contract offsets, within a specified range, the change in the fair value of the hedged item. At the inception of the contract, we first determine if the critical terms of the derivative contract exactly match the critical terms of the hedged item. If the relationship does not meet this criterion, then we must test the effectiveness at the inception of the contract and continually thereafter. If the relationship fails this test at any time, we are required to discontinue hedge accounting treatment prospectively. The natural gas commodity price hedges qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationship involving these derivative instruments.
Share-Based Compensation - Share-based compensation is accounted for in accordance with FASB ASC Topic 718, Compensation - Stock Compensation (“ASC 718”) and FASB ASC Topic 505-50, Equity - Equity Based Payment to Non-Employees (“ASC 505-50”), which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of operations over the requisite service periods. The Company uses the straight line method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For stock options granted in 2013 and 2012, the compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718.
As of December 31, 2013, the total unrecognized compensation cost related to unvested options was approximately $2.2 million for the non-performance options and approximately $1.0 million for the performance options. Fair value of the non-performance options was based on an independent valuation of the Company’s stock utilizing discounted cash flow and market approaches and the fair value of the performance-vesting options was based on an option pricing model utilizing the fair value of the stock subjected to the probability of a change in control.
Recently Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for a description of recently issued and/or adopted accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
EveryWare Global Inc.:

We have audited the accompanying consolidated balance sheets of EveryWare Global, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EveryWare Global Inc. and subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
New York, New York
March 31, 2014

.

EVERYWARE GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013 and 2012

	2013	2012
	(In thousands, except per share amounts)
Revenues:
Net sales	$433,304	$414,782
License fees	6,505	6,907
Total revenues	439,809	421,689
Cost of sales	341,836	315,609
Gross margin	97,973	106,080
Selling, distribution and administrative expense	84,453	86,246
Restructuring expense	290	612
Loss on disposal of assets	36	114
Long-lived asset impairment	908	—
Income from operations	12,286	19,108
Other (income) expense, net	(10)	1,114
Gain on bargain purchase	(1,150)	—
Interest expense	28,322	22,536
Loss before income taxes	(14,876)	(4,542)
Income tax expense (benefit)	2,542	(585)
Net loss	(17,418)	(3,957)
Less: Non-controlling interest in subsidiary’s loss	(17)	—
Net loss attributable to common stockholders	$(17,401)	$(3,957)
Loss per common share:
Basic	$(1.03)	$(0.32)
Diluted	$(1.03)	$(0.32)
Weighted average shares outstanding:
Basic	16,832	12,190
Diluted	16,832	12,190

The accompanying notes are an integral part of these consolidated financial statements.

EVERYWARE GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31, 2013 and 2012

	2013	2012
	(In thousands)
Net loss	$(17,418)	$(3,957)
Other comprehensive (loss) income:
Foreign currency translation adjustments	167	26
Pension liability, net of tax of $57 and $35, respectively	5,791	(2,134)
Natural gas hedge adjustments, net of tax of $760 and ($1,073), respectively	1,267	1,786
Other comprehensive income (loss)	7,225	(322)
Comprehensive loss	$(10,193)	$(4,279)
Less: Comprehensive loss attributed to noncontrolling interests	(17)	—
Comprehensive loss attributable to common stockholders	$(10,176)	$(4,279)

The accompanying notes are an integral part of these consolidated financial statements.

EVERYWARE GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash	$3,240	$2,672
Trade accounts receivable, net of allowances of $4,399 and $7,809, respectively	55,402	50,382
Other accounts and notes receivable	5,396	3,480
Inventories	126,473	107,979
Assets held for sale	2,000	2,324
Income tax receivable	563	795
Deferred income tax asset	5,622	6,689
Other current assets	6,127	4,738
Total current assets	204,823	179,059
Property, plant and equipment, net	54,906	49,336
Goodwill	8,559	8,559
Intangible assets, net	48,913	52,500
Deferred income tax asset	14,717	15,890
Other assets	8,248	7,230
Total Assets	$340,166	$312,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$7,802	$1,248
Accounts payable	56,618	36,319
Accrued liabilities	28,043	31,129
Income taxes payable	155	113
Accrued pension	2,001	1,823
Long-term debt classified as current	2,972	10,774
Other current liabilities	104	2,083
Total current liabilities	97,695	83,489
Revolver	15,635	35,175
Long-term debt	246,849	135,892
Pension and other post-retirement benefits	2,746	9,518
Income taxes payable	454	871
Deferred income tax liability	9,819	8,635
Deferred gain-sale/leaseback	15,496	16,617
Other long-term liabilities	12,880	13,684
Total liabilities	401,574	303,881
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding, respectfully	—	—
Common stock $.0001 par value; 100,000,000 shares authorized; 20,540,193 and 12,190,000 issued and outstanding, respectfully	2	748
Additional paid-in capital	641	22,444
Retained deficit	(63,761)	(9,001)
Accumulated other comprehensive loss	1,727	(5,498)
Total EveryWare stockholders’ equity (deficit)	(61,391)	8,693
Non-controlling interest	(17)	—
Total stockholders’ equity (deficit)	(61,408)	8,693
Total liabilities and stockholders’ equity (deficit)	$340,166	$312,574
The accompanying notes are an integral part of these consolidated financial statements

EVERYWARE GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2013 and 2012

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accum. Other Comp. (Loss) Income	Total Stockholders’ Equity (Deficit)	Non-Controlling Interest	Total
	Shares	Amount
	(In thousands, except share data)
BALANCE — December 31, 2011	25,794	$—	$21,985	$5,988	$(5,176)	$22,797	$—	$22,797
Surrender of common stock by employees	(22)	—	(337)	—	—	(337)	—	(337)
Dividends paid	—	—	—	(10,284)	—	(10,284)	—	(10,284)
Accrued dividends	—	748	—	(748)	—	—	—	—
Share-based compensation expense	60	—	796	—	—	796	—	796
Comprehensive income:
Net income (loss)	—	—	—	(3,957)	—	(3,957)	—	(3,957)
Foreign currency translation adjustment	—	—	—	—	26	26	—	26
Pension liability adjustment, net of tax	—	—	—	—	(2,134)	(2,134)	—	(2,134)
Natural gas hedge adjustments	—	—	—	—	1,786	1,786	—	1,786
Total comprehensive income (loss)	—	—	—	—	—	(4,279)	—	(4,279)
Non-controlling interests	—	—	—	—	—	—	—	—
BALANCE — December 31, 2012	25,832	$748	$22,444	$(9,001)	$(5,498)	$8,693	$—	$8,693
Merger with parent stock exchange	12,164,168	(3,241)	(39,057)	(34,864)	—	(77,162)	—	(77,162)
Issuance of stock	8,350,193	—	16,500	—	—	16,500	—	16,500
Accrued dividends	—	2,495	—	(2,495)	—	—	—	—
Share-based compensation expense	—	—	754	—	—	754	—	754
Comprehensive income:
Net income (loss)	—	—	—	(17,401)	—	(17,401)	(17)	(17,418)
Foreign currency translation adjustment	—	—	—	—	167	167	—	167
Pension liability adjustment, net of tax	—	—	—	—	5,791	5,791	—	5,791
Natural gas hedge adjustments	—	—	—	—	1,267	1,267	—	1,267
Total comprehensive income (loss)	—	—	—	—	—	(10,176)	(17)	(10,193)
Non-controlling interests	—	—	—	—	—	—	—	—
BALANCE — December 31, 2013	20,540,193	$2	$641	$(63,761)	$1,727	$(61,391)	$(17)	$(61,408)
The accompanying notes are an integral part of these consolidated financial statements.

EVERYWARE GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013 and 2012

	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(17,418)	(3,957)
Adjustments to reconcile net income to net cash provided by operating activities:
Shared-based compensation expense	754	459
Depreciation and amortization	16,205	14,597
Amortization of deferred gain on sale-leaseback	(1,120)	(1,120)
Noncash amortization of debt financing costs	1,837	1,765
Allowance for doubtful accounts	(3,410)	1,909
Allowance for inventory valuation	(1,086)	(246)
Loss on early extinguishment of debt	6,598	4,943
Pension and other post-retirement plan contributions	(824)	(731)
Loss on disposal of assets	36	114
Gain on bargain purchase	(1,150)	—
Deferred income tax expense	2,685	261
Long-lived asset impairment	908	—
Change in other operating items:
Accounts receivable	(537)	761
Inventories	(15,427)	(2,162)
Other Assets	(10,491)	(7,739)
Accounts payable	19,933	7,610
Accrued liabilities	(4,446)	(1,038)
Other liabilities	147	(305)
Net cash (used in) provided by operating activities	(6,806)	15,121
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,306)	(16,831)
Proceeds from disposal/sale of property, plant and equipment	—	278
Acquisition payments, net of cash received	(3,470)	—
Other investing activities, net	(834)	—
Net cash used in investing activities	(21,610)	(16,553)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short term debt	6,119	1,139
Net repayments of borrowings under revolving credit facility	(19,540)	(17,909)
Net proceeds from long term debt	239,343	150,000
Net repayments of long term debt	(136,188)	(108,753)
Debt issuance costs	—	(9,871)
Cash paid to EveryWare stockholders	(90,000)	—
Redemption of warrants	(5,838)	—
Redemption of ROI shares	(46,741)	—
Cash from ROI trust	75,173	—
Proceeds from issuance of common stock, net	16,500	—
Equity issuance costs	(9,619)	—
Dividends paid	—	(10,284)
Payments on capital leases and other	—	(733)
Net cash provided by financing activities	29,209	3,589
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(225)	(458)
NET INCREASE IN CASH	568	1,699
CASH:
Beginning of period	2,672	973
End of period	3,240	2,672
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	20,008	15,665
Cash paid (received) for income taxes, net	235	322

The accompanying notes are an integral part of these consolidated financial statements.

EVERYWARE GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013 and 2012
1. Organization
EveryWare Global, Inc. and its subsidiaries, (“EveryWare” or the “Company”) is a leading global marketer of tabletop and food preparation products for the consumer, foodservice and specialty markets. We operate our business in four segments: consumer, foodservice, specialty and international. International includes all countries in which we operate other than the U.S. and Canada.
We offer a comprehensive line of tabletop and food preparation products, such as bakeware, beverageware, serveware, storageware, flatware, dinnerware, crystal, banquetware and hollowware; premium spirit bottles; cookware; gadgets; candle and floral glass containers; and other kitchen products. We market our products globally under the Anchor Hocking®, Anchor®, Anchor Home®, FireKing®, ONEIDA®, Buffalo China®, Delco® and Sant’ Andrea® brands; in Europe under the Viners®, MermaidTM, George WilkinsonTM, Great British Bakeware®, Longlife® and RTATM brands; and in Latin America under the Ana Maria Braga®, Anchor Hocking®, ONEIDA® and W.A. Rogers® brands. Our customers range from Fortune 500 companies to medium and small-sized companies in the consumer, foodservice, business-to-business and e-commerce channels. We own and operate two glass manufacturing plants in the U.S., in Lancaster, Ohio, and Monaca, Pennsylvania. We lease two metal bakeware manufacturing plants in Burnley and Oldbury, United Kingdom, and an assembly facility in Fakenberg, United Kingdom, and source a variety of tableware products from third parties, primarily in Asia and Europe.
2. Significant Accounting Policies
Principles of Consolidation - The accompanying consolidated financial statements include the accounts of our wholly-owned or controlled subsidiaries. The Company uses a calendar year ended December 31. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. Certain reclassifications have been made to prior year amounts to conform to current year presentation.
Foreign Currency Translation - Our functional currency is the local currency. Accordingly, all assets and liabilities of our foreign subsidiaries are translated using exchange rates in effect at the end of the period and revenue and costs are translated using average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive loss in stockholders’ equity. Translation gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.
Cash - Cash consists of deposits with high credit-quality financial institutions.
Accounts Receivable - Trade accounts receivable are stated at current value less allowances, which approximates fair value. We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. This is accomplished through two contra-receivable accounts - returns and allowances and allowance for doubtful accounts.
Returns and allowances are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This account is estimated based on historical experience, product sell-through performance by product and by customer, current and historical trends in the tableware industry and changes in demand for our products, with the offset to net sales. A returns reserve is accrued for the estimated sales value of the projected merchandise returns less the estimated related cost of sales. Our rebate allowances are estimated and deducted from revenue at the time that revenue is recognized.
The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general, and administrative expense. Account balances are charged off against the allowance when recovery is considered remote.
Concentrations of Credit Risk – Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We sell products to various companies throughout the world in the ordinary course of business. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses. The Company has one customer that accounted for approximately 15% and 14% of invoiced sales for the years ended December 31, 2013 and 2012, respectively. This customer made up approximately 10% and 23% of the outstanding trade receivables balance at December 31, 2013 and 2012, respectively. No other customer accounted for more than 10% of our net sales during these periods.
Assets Held for Sale – Assets held for sale consist of the following for the years ended December 31 (in thousands):

	2013	2012
Oneida, New York office building	$2,000	$2,324
We recognized an impairment charge for the year ended December 31, 2013, relating to the write-down of our Oneida office building of $0.3 million.
Inventories – Manufactured or purchased inventories located at our Lancaster, Ohio, and Monaca, Pennsylvania, facilities are valued at the lower of cost or market on a first-in, first-out basis. Inventories at all other locations are valued at the lower of cost or market, as determined by the weighted-average cost method. Cost includes applicable material, labor, and overhead. Certain finished goods inventory is valued at standard cost that is periodically adjusted to approximate actual cost. Inventory quantities on-hand are regularly reviewed and, where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements driven by expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product. Our calculation of the factory manufacturing variance capitalized in inventory was based on historical experience. In the fourth quarter of 2013, we identified a deviation from historical experience resulting in an increase in the inventory revaluation reserve by $5.9 million, or $0.35 per diluted share, which was accounted for as a change in accounting estimate.
Deferred Gain – Sale/Leaseback – Anchor Hocking, LLC (“Anchor Hocking”) entered into a lease agreement whereby it acquired the rights to occupy and use a distribution center located in Lancaster, Ohio for a period of approximately 20 years beginning on October 5, 2007 and ending on October 1, 2027. The annual basic rent is approximately $2.3 million with 2% annual increases beginning in years two through ten, and 1.5% annual increases for the remaining ten years of the lease. The Company recognized a gain of approximately $22.5 million on the sale, which has been deferred and is being amortized over the life of the lease. The remaining gain to be amortized is approximately $15.5 million and $16.6 million at December 31, 2013 and 2012, respectively.
Property, Plant and Equipment – Property, plant and equipment are stated at cost, net of accumulated depreciation. For financial reporting purposes, depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	20 to 50 years
Machinery and equipment	3 to 20 years
Computer hardware and software	3 to 10 years
Tools and dies	3 to 8 years
Office furniture and fixtures	2 to 5 years
Vehicles	3 to 5 years
Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major betterments and renewals that extend the useful lives of property, plant and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized at cost. The capitalized costs include direct costs of material and services consumed in developing or obtaining internal use software, and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project.
We review long-lived assets for recoverability whenever events or changes in circumstances indicate that carrying amounts of an asset group may not be recoverable. Our asset groups are established by determining the lowest level of cash flows available. If the estimated undiscounted cash flows are less than the carrying amounts of such assets, we recognize an impairment loss in an amount necessary to write-down the assets to fair value as estimated from expected future discounted cash flows. Estimating the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain.
Goodwill and Indefinite-lived Intangible Assets – Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, utilizing the two-step approach, in the fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The first step requires the determination of the fair value of the reporting unit compared to the book value of that reporting unit. If the book value exceeds the fair value, a second step impairment test is required to measure the amount of impairment.
Implied fair value of goodwill is determined by considering both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain.
Intangible Assets - Definite-Lived - We review definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If the estimated undiscounted cash flows are less than the carrying amount of such assets, we recognize an impairment loss in an amount necessary to write-down the assets to fair value as estimated from expected future discounted cash flows. Estimating the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain. Definite-lived intangible assets are amortized on a straight-line basis over the estimated life of the asset.
See Note 8 for additional information on our goodwill and intangible assets.
Derivatives Transactions - We account for derivatives in accordance with FASB ASC 815 Derivatives and Hedging (“ASC 815”). We utilize derivative financial instruments to hedge commodity price risks associated with natural gas requirements, and foreign exchange rate risks associated with the effects of foreign currency fluctuations. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The natural gas commodity price hedges qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationship involving these derivative instruments. Any hedges that do not qualify as highly effective or if the Company does not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Cash flows from foreign exchange contracts do not meet hedge requirements and are classified as an operating activity.
Fair Value of Financial Instruments – The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1 - Unadjusted quoted prices in active markets for identical assets and liabilities.

•
Level 2 - Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3 - Significant unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
The amounts of the our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and our ABL facility approximate fair value because of their short-term maturities. The carrying amounts of our long term debt approximate fair value based on interest rates currently available for instruments with similar terms.

See Note 3, as it relates to assets and liabilities that are measured at fair value on a recurring basis.
Self-Insurance - We maintain self-insurance coverage for certain of our casualty insurance programs, such as workers’ compensation and general liability, and employee healthcare benefits. For our U.S. based employees, prior to July 7, 2013, Oneida was fully insured for its U.S. medical benefits while Anchor Hocking was self-insured. Beginning July 7, 2013, both companies joined into a new self-insured medical plan. In May 2011 Oneida terminated its self-insured status for workers’ compensation in New York State and was fully insured for claims incurred post-termination. Self-insurance liabilities are calculated based on claims filed and an estimate of claims incurred but not yet reported.
Employee Benefit Plans - The actuarial determination of our obligations and expense for our sponsored pension and other post-retirement benefits is dependent on our selection of assumptions including the discount rate, expected long-term rate of return on plan assets, rates of compensation increase and health care cost trend rate. Significant differences between actual experience and significant changes in assumptions may materially affect pension and postretirement obligation expense.
Revenue Recognition - Revenues consist of sales to customers and license fees. We recognize revenue when (1) delivery has occurred or services have been rendered, (2) persuasive evidence of an arrangement exists, (3) there is a fixed or determinable price, and (4) collectability is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when legal title passes to the customer for substantially all of our revenues. Retail store revenues are recognized at the time of sale. Amounts charged to customers for shipping are recognized in revenues. We establish an allowance for merchandise returns and rebates based on historical experience, product sell-through performance by product and by customer, current and historical trends in the tableware industry and changes in demand for our products. A returns reserve is accrued for the estimated sales value of the projected merchandise returns less the estimated related cost of sales. Rebate allowances are estimated and deducted from revenue at the time that revenue is recognized.
The Company licenses the ONEIDA®, VINERS®, and SANT’ANDREA® names for the use of third parties on products complementary to our own core tableware lines. In accordance with the terms of these license agreements, license fees are received quarterly and are based on a percentage of the licensee’s reported sales. Revenue is recognized monthly as fees are earned. Of the total $6.5 million and $6.9 million license fees received by the Company during the years ended December 31, 2013 and 2012, $6.0 million and $5.9 million, respectively, are concentrated with one licensee (Robinson Home Products, Inc.).
Cost of Revenue and Expenses – Cost of Revenue includes product costs such as products purchased for resale, material costs such as raw materials and supplies, direct and indirect labor and overhead, and freight costs. Purchasing, receiving, and inspection costs are considered cost of sales. Cost of sales also includes license fees paid to owners of intellectual property used in our products, and royalty payments or commissions paid to secure product design rights.
Operating expenses are period costs and include selling, distribution, and administrative expense, restructuring expense, (gain) loss on disposal of fixed assets, and long-lived asset impairments. Selling, distribution, and administrative expense includes salaries, employee benefits, travel expenses, promotional expenses, operating supplies in distribution, transaction expenses, management fees, warehousing costs, and professional fees. Warehousing and other distribution network costs are included in selling, distribution and administrative expenses.
Advertising Costs - We expense advertising costs as incurred during the year. Through December 31, 2013, the Company maintained cooperative advertising agreements with major customers. These agreements grant a customer an allowance for advertising the Company’s products in their various catalogs, promotional materials, and retail inserts.
U.S. GAAP requires cash consideration given by a vendor to a customer to be shown as advertising expense when the vendor receives an identifiable benefit and the fair value of such benefit can be reasonably estimated. In addition, we advertise our products through the web, and record the expenses within selling, distribution, and administrative expenses in the consolidated statement of operations. Product and cooperative advertising were reported in the statement of operations and amounted to approximately, $3.6 million and $3.4 million, for the years ended December 31, 2013 and 2012, respectively.
Freight Costs – Freight costs charged to customers are classified as revenues. Freight expenses of $12.6 million and $10.4 million are included in cost of sales for the years ended December 31, 2013 and 2012, respectively.
Income Taxes – We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax laws and rates. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some, or a portion, of the deferred tax assets will not be recognized. We provide a valuation allowance for deferred tax assets when it is more likely than not that a portion of such deferred tax assets will not be realized. We recognize tax positions initially in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.
Recently Issued Accounting Pronouncements – In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This ASU clarified that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The FASB also clarified that if a business combination is achieved in stages related to a previously held equity method investment (step-acquisition) that is a foreign entity, the amount of accumulated other comprehensive income that is reclassified and included in the calculation of gain or loss as of the acquisition date shall include any foreign currency translation adjustment related to that previously held investment. The amendments are effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. While we do not expect a material impact on our financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future transactions subject to the amendments.
In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” The ASU requires entities to disclose either in the notes or parenthetically on the face of the statement showing net income the impact to the affected net income line for items reclassified out of accumulated other comprehensive income (“AOCI”) and into net income in their entirety. Items not reclassified out of AOCI into net income in their entirety must be disclosed in the footnotes and not on the face of the financial statements. Items that may be reclassified out of AOCI and into net income include (1) unrealized gains or losses on available-for-sale securities; (2) deferred gains or losses on cash flow hedges; (3) cumulative translation adjustments on foreign operations; and (4) deferred items relating to pension and non-pension defined benefit postretirement plans. The provisions of this ASU are effective prospectively for public companies with fiscal years beginning after December 15, 2012, including interim periods. The adoption of this ASU did not have a material impact on our consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The ASU is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment testing by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. As such, there is the possibility that quantitative assessments would not need to be performed if it is more likely than not that no impairment exists. The Company is required to adopt the provisions of ASU 2012-02, which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material impact on our consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the provisions within ASU 2011-05 requiring the presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The deferral will allow the FASB further time to deliberate operational concerns expressed by constituents. ASU 2011-12 was effective concurrently with the adoption of ASU 2011-05.
In September 2011, FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which amends FASB Topic ASC 350, Intangible Assets-Goodwill and Other”. Under this ASU an entity may elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. ASU No. 2011-08 was effective on January 1, 2012. The adoption of ASU No. 2011-08 did not have a material impact on our consolidated financial statements.
In May 2011, FASB issued ASU No. 2011-04, “Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements, in U.S. GAAP and International Financial Reporting Standards (IFRS), which amends FASB Topic ASC 820, Fair value measurement”. This ASU modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU No. 2011-04 was effective on January 1, 2012. The adoption of this ASU did not have a material impact on our consolidated financial statements.

3. Fair Value Measurement
At December 31, 2013, our financial instruments consist of cash, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments. For intangible assets, we used a relief from royalty method to estimate the fair value. For goodwill, we used a combination of discounted cash flows and a market comparable analysis to estimate fair value. The carrying amounts of long term debt approximate fair value based on interest rates currently available for instruments with similar terms.
The fair values of our assets and liabilities measured on a recurring basis as of December 31 are categorized as follows (in thousands):

	2013				2012
Asset (liability):	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Natural gas futures	$67	$—	$67	$—	$(1,960)	$—	$(1,960)	$—
Foreign exchange contracts	$—	$—	$—	$—	$65	$—	$65	$—
We account for derivatives in accordance with FASB ASC 815 Derivatives and Hedging (“ASC 815”). We utilize derivative financial instruments to hedge commodity price risks associated with natural gas requirements, and foreign exchange rate risks associated with the effects of foreign currency fluctuations. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The natural gas commodity price hedges qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationship involving these derivative instruments. With regard to any hedges that do not qualify as highly effective or if we do not believe that the forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Cash flows from foreign exchange contracts do not meet hedge requirements and are classified as an operating activity.
Our derivative instruments primarily include foreign currency forward agreements related to certain forecasted inventory purchases from suppliers and usage of natural gas in production of finished goods. Our derivative contracts are valued using quoted market prices and significant observable and unobservable inputs. The fair value for the majority of our foreign currency derivative contracts are obtained by comparing our contract rate to a published forward price of the underlying market rate, which is based on market rates for comparable transactions and are classified within Level 2 of the fair value hierarchy.
Foreign exchange contracts are based on quoted prices for similar assets and liabilities in active markets. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.
The following table summarizes the notional amount of our open natural gas futures and foreign exchange contracts at December 31 (in thousands):

	2013		2012
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Natural gas futures	$6,580	$6,647	$10,900	$8,940
Foreign exchange contracts	$—	$—	$1,629	$1,694
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as accounting hedges and those that are not at December 31 (in thousands):

		2013		2012
		Fair Value		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Natural gas futures	Other current assets	$67	$—	$—	$—
Natural gas futures	Accrued Liabilities	—	—	—	(1,960)
		$67	$—	$—	$(1,960)

		2013		2012
		Fair Value		Fair Value
Derivatives not designated as hedging instruments	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Foreign exchange contracts	Other current assets	$—	$—	$65	$—
The following table summarizes the effect of derivative instruments on the consolidated statements of income for derivatives designated as accounting hedges and those that are not at December 31 (in thousands). See Note 16 for additional information about reclassifications out of Accumulated Other Comprehensive Income:

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in OCI on		Location of Gain or (Loss)	Reclassified from OCI
	Derivatives		Reclassified from OCI	into Income
Derivatives designated as hedging instruments	(Effective Portion)		into Income	(Effective Portion)
	2013	2012	(Effective Portion)	2013	2012
Natural gas futures	$81	$(31)	Cost of Revenues	$(1,211)	$(1,082)

	Amount of Gain or (Loss)
	Recognized in		Location of Gain or (Loss)
	Income on		Recognized in
Derivatives not designated as hedging instruments	Derivatives		Income on
	2013	2012	Derivatives
Foreign exchange contracts	$(65)	$(43)	Other (Income) Expense
4. Business Combination
On March 23, 2012, Anchor Holding Inc. (“Anchor Holdings”) merged into Former EveryWare (the “Anchor Merger”). An affiliate of MCP II owned approximately 93% of the outstanding Anchor Holdings equity interests at the time of the Anchor Merger. The Anchor Merger was considered a transaction between entities under common control of Monomoy Capital Management under ASC 805, Business Combinations. As a result, the Anchor Merger did not result in a new basis of accounting and the assets and liabilities of Anchor Holdings and Oneida, an indirect wholly-owned subsidiary of Former EveryWare, were reflected at historical cost. Although Anchor Holdings was not the legal acquirer, it was treated as the acquiring entity for accounting purposes. Former EveryWare’s audited 2012 financial statements reflect the combined activity from Oneida and Anchor Holdings for the full year ended December 31, 2012.
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
On May 21, 2013 (the “Closing Date”), pursuant to the Merger Agreement, the Business Combination was consummated. In connection with the Business Combination, the Company redeemed 4,679,627 shares of its common stock pursuant to the terms of the Company’s second amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of $46.7 million. In the Business Combination, the Company paid the following consideration to the former equity holders of Former EveryWare: (i) $90.0 million in aggregate cash consideration, (ii) 12,190,000 shares of the Company’s common stock and (iii) 3,500,000 additional shares which are subject to forfeiture in the event that the trading price of the Company’s common stock does not exceed certain price targets subsequent to the closing (the “Earnout Shares”).
As of the Closing Date the former equity holders of Former EveryWare owned approximately 71.2% of the outstanding common stock of the Company (including the Earnout Shares), the ROI founders and sponsors owned approximately 16.0% of the outstanding common stock of the Company, and the pre-closing ROI public stockholders owned approximately 12.8% of the outstanding common stock of the Company. ROI was incorporated under the laws of the state of Delaware in 2011 for effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving ROI and one or more businesses.
The number of shares of common stock of the Company issued and outstanding immediately following the consummation of the Business Combination is summarized as follows:

Number of Shares
ROI public shares outstanding prior to business combination	7,500,000
ROI founder shares	1,885,000
Total ROI shares outstanding prior to business combination	9,385,000
Less: redemption of ROI public shares	(4,679,627)
Total ROI shares outstanding immediately prior to the effective date of the business combination	4,705,373
Common shares issues as consideration to members of Former EveryWare	15,690,000
Common shares issued to sponsor of ROI	1,650,000
Total common shares outstanding at closing, May 21, 2013	22,045,373
As of the Closing Date, there were 22,045,373 shares of common stock of the Company outstanding and warrants exercisable for 5,838,334 shares of common stock were also outstanding. The 22,045,373 shares of common stock included 3,500,000 of Earnout Shares and 551,471 shares held by the sponsors of ROI, that were subject to forfeiture until certain price targets were achieved. In the event the last sale price of our common stock does not equal or exceed certain price targets subsequent to the Closing Date (as adjusted for stock splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30 trading day period on or prior to the fifth anniversary of the Closing Date, each Former EveryWare stockholder would forfeit any and all rights to a pro rata portion of the shares which were issued at the closing as part of the Earnout Shares.

	Vesting Triggered at $11.00	Vesting Triggered at $12.50	Vesting Triggered at $15.00
Former EveryWare stockholders	1,000,000	1,250,000	1,250,000
Sponsors of ROI	—	267,380	284,091
Total Earnout Shares	1,000,000	1,517,380	1,534,091
During the three months ended September 30, 2013, the vesting triggers associated with $11.00 and $12.50 share prices were achieved; therefore 2,250,000 of Earnout Shares and 267,380 of the shares held by sponsors of ROI vested.

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
In the condensed consolidated financial statements, the recapitalization of the number of shares of common stock attributable to Former EveryWare stockholders is reflected retroactively to January 1, 2012. Accordingly, the number of shares of common stock presented as outstanding as of January 1, 2012, totaled 12,190,000, consisting of the number of shares of common stock issued to Former EveryWare stockholders. This number of shares was also used to calculate the Company’s earnings per share for all periods prior to the Business Combination.
The cash flows related to the Business Combination, as reported in the condensed statement of cash flow are summarized as follows (in thousands):

2012
Cash in trust at ROI	$75,173
Add: proceeds from issuance of shares	16,500
Less: redemption of ROI public shares	(46,741)
Less: payment to warrant holders	(5,838)
Net cash received from trust in the merger	$39,094
The Company used the $39.1 million of cash received from the ROI trust, together with $69.9 million of proceeds from debt incurred in connection with the Business Combination date, to fund the $90.0 million payment to Former EveryWare shareholders and pay fees and expenses of $19.0 million related to the Business Combination.
On June 18, 2013, the Company completed the acquisition of the Samuel Groves and George Wilkinson business divisions of Metalrax Housewares Limited (“Metalrax”), a U.K. housewares manufacturer and distribution company, for approximately $3.5 million. The acquisition of Metalrax significantly strengthens our United Kingdom presence and demonstrates our execution of our international growth strategy by enhancing our product portfolio and adding local manufacturing capabilities.
The Metalrax acquisition was accounted for by the acquisition method of accounting. Under acquisition accounting, the total purchase price has been allocated to the tangible and intangible assets and liabilities of Metalrax based upon their respective fair values. Our preliminary valuations for the property, plant and equipment, inventory, and intangible assets were performed at the date of acquisition. Subsequent to the date of acquisition, we engaged a third party to perform a formal valuation of the intangible assets. As a result, it was determined that we had entered into a bargain purchase transaction, in which the fair value of the acquired assets exceeded the consideration transferred. Therefore, during the third quarter of 2013, we recorded a gain on the bargain purchase of the Metalrax business in the amount of approximately $1.2 million. The operating results of Metalrax have been included in our consolidated financial statements since the date of acquisition. This acquisition was deemed to be immaterial to our consolidated financial statements; therefore, we have not prepared pro-forma financial information to reflect the impact of this acquisition.
On September 16, 2013, Universal entered into a joint venture agreement with BT Partners, a Brazilian sociedade limitada, through a newly organized Brazilian limited liability company EveryWare Global Brasil Distribuidora, Ltda (“EveryWare Brasil”). This agreement allows EveryWare Brasil to focus on distributing Universal products within the Brazilian tabletop market. At the date of the joint venture, we held 60% ownership and BT Partners held 40% ownership in EveryWare

Brasil, which we deemed a voting interest entity. As a result, we consolidate the joint venture in our consolidated financial statements according to the voting model. The Company accounts for this transaction as a non-controlling interest.
5. Restructuring Activities
During 2012, we closed our Niagara Falls, Canada, distribution center and moved its inventory to a third-party warehouse. Costs, including the early termination of the lease and severances, of approximately $0.8 million were recorded as restructuring expense within the consolidated statement of operations for the year ended December 31, 2012. In addition, during 2012, a change in the estimate of unoccupied area in the Savannah, Georgia, distribution center that did not provide future economic benefit was determined. This change in estimate resulted in a reduction of approximately $0.2 million to the previous accrual. For the year ended December 31, 2013, restructuring expenses included $0.5 million of employee related costs associated with closing our Canadian offices and warehouse and severance costs related to the acquisition of Metalrax, which was partially offset by a change in estimate of $0.2 million for unused space in the Savannah, Georgia, distribution center. The total amount of restructuring charges for the years ended December 31, 2013 and 2012, were approximately $0.3 million and $0.6 million, respectively.
A summary of the restructuring liability included in accrued liabilities within our consolidated balance sheet for the years ended December 31 is as follows (in thousands):

	2013				2012
	Unoccupied Space	Facility Closing Costs	Metalrax Employee Costs	Total	Unoccupied Space	Facility Closing Costs	Total
Balance - Beginning of the year	$176	$251	$—	$427	$—	$792	$792
Provisions	(164)	241	213	290	612	—	612
Utilizations	(12)	(411)	(213)	(636)	(436)	(541)	(977)
Currency	—	—	—	—	—	—	—
Balance - End of the year	$—	$81	$—	$81	$176	$251	$427
6. Inventories
Inventories consisted of the following as of December 31 (in thousands):

	2013	2012
Raw materials	$4,669	$4,076
Work in process	21,341	21,376
Finished goods and in-transit	104,664	87,814
Total	130,674	113,266
Less reserves	(4,201)	(5,287)
	$126,473	$107,979
7. Property, Plant and Equipment
Property, plant and equipment by major classification as of December 31 (in thousands):

	2013	2012
Land and buildings	$1,605	$1,510
Machinery and equipment	86,559	70,972
Assets under capital lease	888	1,686
Construction in process	5,877	3,368
Total	94,929	77,536
Less accumulated depreciation	(40,023)	(28,200)
	$54,906	$49,336
Depreciation expense was approximately $12.1 million and $10.3 million for the years ended December 31, 2013 and 2012, respectively.
We review long-lived assets for recoverability whenever events or changes in circumstances indicate that carrying amounts of an asset group may not be recoverable. Our asset groups are established by determining the lowest level of cash flows available. If the estimated undiscounted cash flows are less than the carrying amounts of such assets, we recognize an impairment loss in an amount necessary to write-down the assets to fair value as estimated from expected future discounted cash flows. Estimating the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain. For the years ended December 31, 2013 and 2012, no impairment charges were recorded.
8. Goodwill and Intangible Assets
Our goodwill and intangible assets as of December 31 were comprised of the following (in thousands):

	December 31, 2013
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	Indefinite	$8,559	$—	$8,559
Other intangible assets:
Oneida/Viners/Metalrax trademark/tradenames	Indefinite	$21,948	$—	$21,948
Other trademarks/tradenames	9.2 years	1,856	(422)	1,434
Tradename licenses	7.5 years	21,985	(6,695)	15,290
Customer relationships	13.1 years	12,229	(2,059)	10,170
Technology	14 years	126	(55)	71
		$58,144	$(9,231)	$48,913

	December 31, 2012
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	Indefinite	$8,559	$—	$8,559
Other intangible assets:
Oneida and Viners trademark/tradenames	Indefinite	$21,595	$—	$21,595
Other trademarks/tradenames	10 years	1,662	(194)	1,468
Tradename licenses	7.5 years	21,985	(3,736)	18,249
Customer relationships	13 years	12,229	(1,121)	11,108
Technology	14 years	126	(46)	80
		$57,597	$(5,097)	$52,500
The changes in trademarks with indefinite lives are attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries and approximately $0.3 million relating to our Metalrax acquisition. The changes in the gross carrying value of our other trademark / tradenames are attributable to our Bon Chef patent of $0.2 million and foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.
The aggregate intangible asset amortization expense was approximately $4.1 million and $4.3 million for the fiscal years ended December 31, 2013 and 2012, respectively.
The estimated intangible asset amortization expense for the five succeeding fiscal years ending after December 31, 2013, is as follows (in thousands):

2014	$4,200
2015	3,756
2016	3,756
2017	3,756
2018	3,756
Thereafter	7,741
Total	$26,965
The changes in the carrying amounts of goodwill for the years ended December 31 are as follows (in thousands):

	Consumer	Foodservice	International	Total
Balance - 2012	$3,110	$4,796	$653	$8,559
Additional acquisitions recorded	—	—	—	—
Currency translation adjustment	—	—	—	—
Balance - 2013	$3,110	$4,796	$653	$8,559

9. Accrued and Other Liabilities
Accrued and other liabilities consisted of the following as of December 31 (in thousands):

	2013	2012
Compensation and benefits	$15,220	$17,278
Legal and professional fees	426	1,994
Environmental liabilities	1,117	1,984
Rebates and allowances	4,155	2,476
Customer bill-backs	749	651
Other non-income taxes	1,710	2,407
Interest payable	501	86
Other	4,165	4,253
	$28,043	$31,129
10. Commitments and Contingencies
Leases – The Company leases numerous retail outlet stores, warehouses, and office facilities. Lease expense charged to operations was approximately $10.2 million and $10.0 million for the reporting periods ended December 31, 2013 and 2012, respectively. All leases are recognized on a straight-line basis over the minimum lease term. Future minimum payments for all non-cancelable operating leases having a remaining term in excess of one year at December 31, 2013, are as follows (in thousands):

Year Ending December 31,
2014	$6,731
2015	4,680
2016	4,098
2017	3,805
2018	3,499
Thereafter	28,587
Total	$51,400
Under the provisions of some leases, the Company pays taxes, maintenance, insurance and other operating expenses related to leased premises. These amounts are not included in the minimum lease payments above.
Litigation - We are involved in various routine legal proceedings incidental to the operation of its business. We do not believe that it is reasonably possible that any ongoing or pending litigation will have a material effect on the future financial position, net income, or cash flows of the Company. Notwithstanding the foregoing, legal proceedings involve an element of uncertainty. Future developments could cause these legal proceedings to have a material adverse effect on the Company’s future financial statements.
The Company’s Buffalo China, Inc. subsidiary (“Buffalo China”) entered into a Brownfield Program clean up agreement in 2008 with the New York State Department of Environmental Conservation for the former Buffalo China manufacturing facility in Buffalo, New York. Buffalo China retained liability for the clean-up when it sold the facility to the Niagara Ceramics Corporation. In December 2012, the Company received the Certificate of Completion from New York State Department of Environmental Conservation. An accrual of approximately $0.5 million representing testing and other final site monitoring costs was reflected in accrued liabilities at December 31, 2013.
In June 2006, the Phase I and II studies of the Company’s Oneida Knife Plant facility located in Oneida, New York, prepared in connection with the sale of that facility, discovered a reportable event relative to the presence of asbestos, ancient petroleum and volatile organic compounds contamination. The Company entered into a Brownfield Program agreement with the New York State Department of Environmental Conservation regarding the cleanup of this facility. A site remediation and cost plan has been developed and is being finalized. An accrual of approximately $0.6 million representing an update to the estimate, less any costs paid in connection with remediation services, was reflected in accrued liabilities at December 31, 2013.
We are party to collective bargaining agreements for most of our manufacturing and distribution employees. On March 9, 2013, the company signed a five-year collective bargaining agreement with the United Steelworkers covering our Monaca, Pennsylvania, manufacturing plant. This agreement covers the period from March 9, 2013, through September 30, 2017. On October 1, 2013, the Company signed a three-year collective bargaining agreement with the United Steelworkers covering our Lancaster, Ohio, manufacturing and distribution facilities. This agreement covers the period from October 1, 2013, through September 30, 2016. On October 16, 2013, the Company signed a three-year collective bargaining agreement with the United Steelworkers covering our Lancaster, Ohio, mold makers. This agreement covers the period from October 16, 2013 through September 30, 2016.
11. Debt
The following table is a summary of our debt outstanding as of December 31 (in thousands):

Short-Term Debt Instrument	Interest Rate	Maturity Date	2013	2012
U.K. short term borrowing	Variable	Annual renewal	$7,802	$1,248

Long-Term Debt Instrument	Interest Rate	Maturity Date	2013	2012
Term Loan	Variable	May 21, 2020	$248,750	$—
ABL Facility	Variable	May 21, 2018	15,635	—
Old Term Loan	Variable	Refinanced on May 21, 2013	—	145,000
Old ABL Facility	Variable	Refinanced on May 21, 2013	—	35,175
Note payable - PBGC	4.50%	December 31, 2015	900	1,200
Capitalized leases	Various Fixed		171	466
Total Long-Term Debt			265,456	181,841
Less: Current Portion			(2,972)	(10,774)
Long-Term Debt			$262,484	$171,067
Future maturities of debt as of December 31, 2013 are as follows (in thousands):

2014	$2,972
2015	10,602
2016	2,800
2017	2,500
2018	2,500
Thereafter	251,884
Total	$273,258
Term Loan Credit Agreement
The Term Loan facility completed on May 21, 2013, refinanced the $150.0 million term loan facility (the “Old Term Loan”) and was syndicated by Deutsche Bank AG as administrative agent for the syndicated lenders. The principal amount of the Term Loan is $250.0 million and it has a maturity date of May 21, 2020. The Term Loan is guaranteed by Universal and its domestic subsidiaries. The Term Loan is secured on first-priority basis by the assets of Universal and its domestic subsidiaries, other than with respect to the assets securing the ABL facility, which secure the Term Loan facility on a second-priority basis. Principal amortization is payable in consecutive quarterly installments beginning September 30, 2013, in the amount of 0.25% of the amount of the Term Loan outstanding on the Term Loan Closing Date until maturity. The Company is also obligated to make mandatory prepayments upon the occurrence of certain events, including additional debt issuances, common and preferred stock issuances, certain asset sales, and excess cash flow generation. The Term Loan agreement permits the Company to raise one or more incremental term loan facilities in an aggregate amount of up to $50.0 million if the consolidated first lien net leverage ratio, after giving effect to such incremental term loan facility, does not exceed 3.50:1.00, subject to certain other limitations and conditions.

At the Company’s option, borrowings under the Term Loan bear interest at either: (i) Eurodollar Rate or (ii) the Base Rate (which means for any day, a rate per annum equal to the greatest of: (a) the Prime Rate in effect on such day, and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Eurodollar Rate for a one month interest period plus 1.00%; provided that the Base Rate will be deemed to be no less than 2.25%). The Term Loan has a Eurodollar Rate floor of 1.25%. For Eurodollar Rate and Base Rate borrowings, the applicable interest rate margin is a fixed 6.25% and 5.25%, respectively. In connection with the refinancing of the Term Loan, the Company capitalized deferred financing fees of $8.6 million and wrote off $6.2 million associated with the refinanced Old Term Loan. As of December 31, 2013, approximately $7.9 million in deferred fees relating to our term loan were being amortized over the remaining life of the agreement.
Asset-Based Revolving Credit Facility
The second amendment to our ABL revolving credit facility completed on May 21, 2013, (the “ABL Facility”) provides borrowings for general corporate purposes having a maximum initial commitment of $50.0 million and a $20.0 million sub-limit for letters of credit and a swing line sub-limit equal to the greater of $5.0 million or 10% of the maximum credit. The facility matures on May 21, 2018. The Company may request an increase in the commitment under the ABL Facility up to an additional $25.0 million in the aggregate, at the discretion of the lenders and subject to borrowing base limitations under the ABL Facility. On October 28, 2013, the Company was granted an increase of the maximum commitment under the ABL Facility by $5.0 million to a total of $55.0 million. Availability under the ABL Facility is subject to an asset borrowing formula based on eligible accounts receivable and inventory. At December 31, 2013, the Company had excess availability under the ABL Facility of $29.9 million to be drawn upon as needed (which includes a reduction of $9.5 million for outstanding standby letters of credit) with a blended interest rate of 2.24%. The ABL Facility is guaranteed by Universal and its domestic subsidiaries. The ABL Facility is secured on a first-priority basis by certain current assets, such as accounts receivable, inventory, cash, securities, deposit accounts and securities accounts.
Borrowings under the ABL Facility bear interest at either: (i) LIBO Rate or (ii) the Base Rate (which means for any day, a rate per annum equal to the greater of: (a) the Prime Rate in effect on such day, and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the LIBO Rate plus 1.00%). In addition, the facilities have applicable interest rate margins. For LIBO Rate and Base Rate borrowings, the margin is determined according to an availability matrix. The margin at December 31, 2013, was 2.00% and 1.00% for LIBO and Base Rate, respectively. In connection with amending the Old ABL Facility, the Company capitalized deferred financing fees of $0.2 million and wrote off $0.3 million. As of December 31, 2013, approximately $1.2 million in deferred fees relating to the ABL Facility were being amortized over the remaining life of the agreement.
Terms, Covenants and Compliance Status
The ABL Facility and Term Loan each contain customary operating and financial conditions and covenants, including but not limited to restrictions on additional indebtedness, mergers and acquisitions, liens, investments, issuances of capital stock and dividends. In addition, the Term Loan requires that a maximum leverage ratio and minimum interest coverage ratio be maintained. The ABL Facility requires that a certain minimum fixed charge coverage ratio be maintained if adjusted availability (as defined under the agreement) is below 12.5% of the Maximum Revolver Amount, or $6.9 million, at December 31, 2013. At December 31, 2013, the fixed charge coverage ratio covenant under the ABL Facility was not operative as availability was greater than $6.9 million. Failure to satisfy any of the covenants could result in an event of default that could result in an inability to access the funds necessary to fund the Company’s operations. We were in compliance with all legal and financial covenants at December 31, 2013.
Prior Credit Facilities
On March 23, 2012, in connection with the Anchor Merger, Universal refinanced substantially all of the existing long term debt obligations of Anchor Hocking and Oneida into a new $150.0 million term loan facility (the “Old Term Loan”) and amended and restated the ABL revolving credit facility (the “Old ABL facility”) which had a maximum availability of $85.0 million. We repaid the Old ABL Facility and the Old Term Loan on May 21, 2013, in connection with the Business Combination.

In September 2011, Anchor executed a term note in the amount of $45.0 million. Repayment terms commenced on the first quarter ended December 31, 2011, and for the subsequent three quarters Anchor was required to make payments of 75% of excess cash flow, or if the leverage ratio was less than 2.5x, 50% of excess cash flow. At December 31, 2011, the outstanding balance on the term note was $40.0 million. This term note was refinanced on March 23, 2012, in connection with the Anchor Merger.
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
We accounted for the refinancing as an extinguishment of debt and wrote off $4.9 million of previous deferred financing fees, which are included in interest expense within the consolidated statement of operations for the year ended December 31, 2012. In addition, we incurred payoff penalties of $2.0 million related to the pre-payment of previous Anchor Hocking loans, which are included in other expense within the consolidated statement of operations for the year ended December 31, 2012.
PBGC Promissory Note
On September 15, 2006, Oneida issued a $3.0 million promissory note to the Pension Benefit Guaranty Corporation payable in equal installments annually over 10 years. As of December 31, 2013, approximately $0.9 million was outstanding on the promissory note. Interest with respect to the promissory note is paid annually at a rate of 4.5%. The promissory note matures on December 31, 2015.
U.K. Short Term Borrowing
We maintain a borrowing facility to support working capital requirements at our U.K. subsidiary operations. Subsequent to September 30, 2013, we refinanced the existing Barclays Bank Sterling-denominated borrowing facility with Burdale Bank, an affiliate of our U.S. lender Wells Fargo. The new borrowing facility has a £7.0 million maximum collateral commitment based on eligible inventory and accounts receivable at our U.K. subsidiary. The Burdale Bank facility matures on October 15, 2015.
12. Income Taxes
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
The computed provisions (benefits) for income taxes were based on the following U.S. and non-U.S. components of income (loss) before income taxes for the years ended December 31 (in thousands):

	2013	2012
United States loss	$(10,945)	$(3,455)
Non-U.S. loss	(3,931)	(1,087)
Total	$(14,876)	$(4,542)
The provision (benefit) for income taxes for the years ended December 31 is as follows (in thousands):

	2013	2012
Current:
U.S. Federal	$(292)	$(492)
Foreign	71	198
State	78	(30)
Deferred:
U.S. Federal and State	2,685	(225)
Foreign	—	(36)
Total income tax provision (benefit)	$2,542	$(585)
A reconciliation of income taxes computed at the statutory rates to the reported income tax provision (benefit) for the years ended December 31 is as follows (in thousands):

	2013	2012
Statutory U.S. Federal tax (benefit) provision	$(5,058)	$(1,590)
Difference due to:
Foreign taxes (foreign valuation allowance)	1,407	185
Permanent Differences	(1,169)	(1,199)
U.S. state and local income taxes	(791)	48
Change in reserve for uncertain tax provisions	(421)	(329)
Increase in U.S. valuation allowance, net	8,379	17,353
Decrease in foreign valuation allowance, net	—	(14,636)
Refundable credits	—	(145)
Other	195	(272)
Income tax provision (benefit)	$2,542	$(585)
A summary of deferred income tax assets and liabilities as of December 31 is as follows (in thousands):

	2013	2012
Deferred income tax assets:
Post Retirement	$94	$336
Employee Benefits	10,077	11,720
Inventory	6,711	4,750
Accounts receivable	1,657	3,404
Fixed asset basis difference	4,122	5,875
Net operating loss carryforward	22,771	13,229
Goodwill	—	435
Natural gas hedge	—	759
Other	3,273	3,672
Total deferred income tax asset	$48,705	$44,180
Deferred income tax liabilities:
Other indefinite lived intangibles	$(8,635)	$(8,635)
Natural gas hedge	(25)	—
Goodwill	(1,184)	—
Other definite lived intangibles	(10,658)	(12,298)
Total deferred income tax liability	$(20,502)	$(20,933)
Net deferred income tax asset before valuation allowance	$28,203	$23,247
Valuation allowance	(17,683)	(9,303)
Net deferred income tax asset	$10,520	$13,944
Current deferred income tax asset, net	5,622	6,689
Noncurrent deferred income tax asset, net	14,717	15,890
Noncurrent deferred income tax (liability)	(9,819)	(8,635)
Net deferred income tax asset	$10,520	$13,944
As a result of the 2012 Anchor Merger, Anchor Hocking and Oneida (with the Company as parent) formed a new U.S. tax group. Prior to the Merger, Anchor fully recognized its net deferred tax assets while Oneida provided a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign jurisdictions. In the U.S., the Company has recorded a deferred tax liability related to indefinite-lived intangibles which is not considered when assessing the amount of valuation allowance needed.
Due to the availability of positive evidence provided by the formation of the new U.S. tax group, management must consider whether it is more-likely-than-not that some portion or all of the combined deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. For the year ended December 31, 2013, management considered the projected future taxable income of the combined U.S. tax group in making a year-end assessment and concluded that an additional $8.4 million of valuation allowance against the U.S. net deferred tax assets was needed while an incremental $2.7 million was needed as of December 31, 2012. The Company continues to record a full valuation allowance against the net deferred tax assets of the United Kingdom and other foreign jurisdictions, except Canada, where the net deferred tax asset is fully realized. We intend to maintain these allowances until it is more-likely-than-not that those deferred income tax assets will be realized.
In connection with the Business Combination, the Company underwent a change in ownership within the definition of Internal Revenue Code Sec. 382 (“Sec. 382”). As a result, U.S. consolidated tax losses incurred prior to the change date are subject to an annual limit against future use under Sec. 382. In connection with the Anchor Merger, the Company underwent a change in ownership within the definition of Sec. 382 with regard to our Oneida sub-group. Existing tax losses carried forward at that time are subject to a separate limitation for future use under Sec. 382. As a result of that ownership change, in 2012 the Company estimated that an additional $17.4 million of its Oneida sub-group net operating loss (“NOL”) carry-forward is no longer utilizable. A full valuation allowance was released against the amount of tax loss carry-forward extinguished. The tax NOL carry-forward will begin to expire in 2022.

As of December 31, 2013, cash of approximately $1.6 million was held by foreign subsidiaries. If we were to repatriate any portion of these funds back to the U.S., we would need to accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations. As of December 31, 2013, undistributed earnings from our foreign affiliates were approximately $3.4 million. We do not intend to repatriate these funds and consider these funds to be permanently reinvested in accordance with ASC 740-30. Deferred taxes have not been provided on these unremitted earnings as determination of the liability is not practical because the liability would be dependent on circumstances existing if and when remittance occurs.
We operate in multiple jurisdictions and are routinely under audit by federal, state, and international tax authorities. Exposures exist related to various filing positions which may require an extended period of time to resolve and may result in income tax adjustments by the taxing authorities. Reserves for these potential exposures have been established which represent management’s best estimate of the probable adjustments. On a quarterly basis, management evaluates the reserve amounts in light of any additional information and adjusts the reserve balances as necessary to reflect the best estimate of the probable outcomes. However, actual results may differ from these estimates. The resolution of these matters in a particular future period could have an impact on our consolidated statement of operations and provision for income taxes.
We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With limited exceptions, we are no longer subject to state and local, or non-U.S., income tax examinations by tax authorities for tax years before 2006. For the U.S. federal jurisdiction, all tax years through 2008 have been examined and closed.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 is as follows (in thousands):

	2013	2012
Balance - Beginning of the year	$871	$1,184
Increases for tax positions related to current year	54	97
Increases for tax positions of prior year	5	—
Decreases for expiring statute of limitations	(33)	(116)
Decreases for tax positions resolved	(424)	(294)
Change in interest	(19)	—
Balance - End of the year	$454	$871
The total amount of the uncertain tax position recorded inclusive of $0.1 million of interest, would affect the effective tax rate if we were to recognize the tax benefit. We recognize interest accrued and penalties related to unrecognized tax benefits within the provision for income taxes. We are not anticipating any material increase or decrease to the accrual over the next twelve months.
Significant judgment is required in evaluating our tax positions and determining the provision for income taxes. During the ordinary course of business, there are transactions and calculations as to which the ultimate tax determination is uncertain. The reserves established are based on estimates of whether, and the extent to which, additional taxes, penalties and interest will be due. These reserves are adjusted in light of changing facts and circumstances, such as the closing of a tax audit and the expiration of a statute of limitation.
13. Employee Benefit Plans
Pension Benefit Plans - We sponsor various qualified and non-qualified pension plans in the United States and United Kingdom which cover all eligible employees, as defined. Our qualified pension liability relates to two defined benefit plans: one covering the former salaried and union employees of Buffalo China, which are frozen, and a defined benefit plan covering employees in the U.K. Our non-qualified pension plan liability relates to two unfunded plans designed to provide additional retirement benefits to former executives of Oneida; the Supplemental Executive Retirement Plan and the Restoration Plan. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. We expect to contribute approximately $2.0 million to our pension plans in 2014.
The components of net periodic benefit cost for the years ended December 31 are as follows (in thousands):

	Pension Benefits - Qualified Plans				Pension Benefits - Non-qualified Plans
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$13	$16	$—	$—
Interest cost	1,083	1,116	221	237	404	433
Expected return on plan assets	(1,353)	(1,250)	(354)	(335)	—	—
Net periodic benefit cost	(270)	(134)	(120)	(82)	404	433
Net benefit cost	$(270)	$(134)	$(120)	$(82)	$404	$433
The change in benefit obligation, plan assets and funded status as of December 31 consisted of the following (in thousands):

	Pension Benefits - Qualified Plans				Pension Benefits - Non-qualified Plans
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation — Beginning of year	$26,005	$24,242	$5,514	$5,047	$9,880	$9,572
Service cost	—	—	13	16	—	—
Interest cost	1,083	1,116	221	237	404	433
Participant contributions	—	—	2	2	—	—
Benefits paid	(951)	(932)	(230)	(279)	(771)	(771)
Actuarial (gain) loss	(2,308)	1,579	(1,061)	258	(458)	646
Exchange rate changes	—	—	44	233	—	—
Benefit obligation at end of year	23,829	26,005	4,503	5,514	9,055	9,880
Change in plan assets:
Fair value of plan assets — Beginning of year	17,243	15,970	4,620	4,100	—	—
Actual return on plan assets	3,009	1,675	608	400	—	—
Employer contributions	628	530	196	204	—	—
Participant contributions	—	—	2	2	—	—
Benefits paid	(951)	(932)	(230)	(279)	—	—
Exchange rate changes	—	—	121	193	—	—
Fair value of plan assets at end of year	19,929	17,243	5,317	4,620	—	—
Funded status	$(3,900)	$(8,762)	$814	$(894)	$(9,055)	$(9,880)
Amounts recognized in the consolidated balance sheets at December 31 consist of (in thousands):

	Pension Benefits - Qualified Plans				Pension Benefits - Non-qualified Plans
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012	2013	2012
Accrued pension	$993	$873	$238	$186	$770	$764
Pension and Other Post-retirement benefits	2,907	7,889	(1,052)	708	—	—
Other long-term liabilities	—	—	—	—	8,285	9,116
Net amount recognized	$3,900	$8,762	$(814)	$894	$9,055	$9,880
Amounts Recognized in Accumulated Other Comprehensive Income (Loss) – Pre-tax amounts recognized in accumulated other comprehensive income (loss) at December 31 are as follows (in thousands):

	Pension Benefits - Qualified Plans				Pension Benefits - Non-qualified Plans
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012	2013	2012
Net actuarial gain (loss)	$1,940	$(2,026)	$1,007	$(341)	$(277)	$(735)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) – Pre-tax amounts recognized as other changes in plan assets and benefit obligations in other comprehensive income at December 31 are as follows (in thousands):

	Pension Benefits - Qualified Plans				Pension Benefits - Non-qualified Plans
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012	2013	2012
Actuarial gain (loss)	$3,966	$(1,149)	$1,348	$(212)	$458	$(646)
Total recognized in other comprehensive income (loss)	$3,966	$(1,149)	$1,348	$(212)	$458	$(646)
There is no estimated actuarial gain for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits - Qualified Plans				Pension Benefits - Non-qualified Plans
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012	2013	2012
Discount rate	4.95%	4.25%	4.90%	4.70%	4.95%	4.25%
Weighted-average assumptions used to determine net periodic benefit cost at December 31 are as follows:

	Pension Benefits - Qualified Plans				Pension Benefits - Non-qualified Plans
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012	2013	2012
Discount rate	4.25%	4.70%	4.25%	4.70%	4.25%	4.70%
Rate of salary increase	N/A	N/A	4.45%	4.45%	N/A	N/A
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	N/A	N/A
The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. An incremental amount for active plan asset management and diversification, where appropriate, is included in the rate of return assumption. Our pension plan investment strategy is reviewed annually.
We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity, balanced, fixed income and real estate investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Other assets such as real estate are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

Our current investment allocation target for our pension plans for 2013 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation				Actual Allocation
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012	2013	2012	2013	2012
Equity securities	40%-80%	40%-80%	55%	55%	73%	67%	67%	63%
Debt securities	20%-60%	20%-60%	27%	27%	26%	32%	13%	19%
Real estate	0%	0%	18%	18%	0%	0%	14%	13%
Money market funds	0%-5%	0%-5%	0%	0%	1%	1%	6%	5%
					100%	100%	100%	100%
The fair values of our pension plan assets by asset category and by level as described in Note 2 for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	December 31, 2013
	U.S. Plans				Non-U.S. Plans
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equities	$14,422	$14,422	$—	$—	$3,546	$—	$3,546	$—
Fixed income securities	5,238	4,023	1,215	—	675	—	675	—
Real Estate	—	—	—	—	760	—	760	—
Money market funds	269	—	269	—	336	—	336	—
Total pension fund assets	$19,929	$18,445	$1,484	$—	$5,317	$—	$5,317	$—

	December 31, 2012
	U.S. Plans				Non-U.S. Plans
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equities	$11,489	$11,489	$—	$—	$2,901	$—	$2,901	$—
Fixed income securities	5,473	2,707	2,766	—	878	—	878	—
Real Estate	—	—	—	—	610	—	610	—
Money market funds	281	—	281	—	231	—	231	—
Total pension fund assets	$17,243	$14,196	$3,047	$—	$4,620	$—	$4,620	$—
The following table summarizes our expected future benefit payments of our pension benefit plans (in thousands):

	Pension Benefits
Year	U.S. Plans	Non-U.S. Plans	Non-qualified Plans	Total
2014	$993	$238	$770	$2,001
2015	$1,010	$230	$771	$2,011
2016	$1,040	$228	$771	$2,039
2017	$1,134	$232	$771	$2,137
2018	$1,175	$414	$771	$2,360
2019 to 2023	$7,138	$1,722	$3,824	$12,684
Other Post-Retirement Benefit Plans – We sponsor various other post-retirement benefit plans of our Anchor Hocking and Oneida subsidiaries which provide certain healthcare and life insurance benefits. Based on the size and nature of the liability we have elected to perform an ASC 715-60 calculation of the post-retirement health benefits for our Oneida Canada (non-U.S.

Plan) on a biennial basis, therefore the liability for 2013 is based on the calculation done for December 31, 2012, and will be re-valued in 2014. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations.
The components of net periodic benefit cost for the years ended December 31 are as follows (in thousands):

	Other Post-retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Service cost	$30	$28	$—	$—
Interest cost	18	20	—	14
Recognized actuarial (gain) loss	(28)	(31)	—	10
Net periodic benefit cost	20	17	—	24
Net benefit cost	$20	$17	$—	$24
The change in benefit obligation, plan assets and funded status as of December 31 consisted of the following (in thousands):

	Other Post-retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation — Beginning of year	$595	$549	$326	$193
Service cost	30	28	—	—
Interest cost	18	20	—	14
Participant contributions	—	—	—	—
Benefits paid	(9)	—	—	(31)
Actuarial (gain) loss	(47)	(2)	—	142
Exchange rate changes	—	—	(22)	8
Benefit obligation at end of year	587	595	304	326
Funded status	$(587)	$(595)	$(304)	$(326)
Amounts recognized in the consolidated balance sheets at December 31 consist of (in thousands):

	Other Post-retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Pension and Other Post-retirement benefits	$587	$595	$304	$326
Net amount recognized	$587	$595	$304	$326
Amounts Recognized in Accumulated Other Comprehensive Income (Loss) – Pre-tax amounts recognized in accumulated other comprehensive income (loss) at December 31 are as follows (in thousands):

	Other Post-retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Net actuarial gain (loss)	$200	$181	$(113)	$(113)
	$200	$181	$(113)	$(113)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) – Pre-tax amounts recognized as other changes in plan assets and benefit obligations in other comprehensive income at December 31 are as follows (in thousands):

	Other Post-retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Actuarial gain (loss)	$19	$(29)	$—	$(98)
Total recognized in other comprehensive income (loss)	$19	$(29)	$—	$(98)
There is no estimated actuarial gain for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Other Post-retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Discount rate	3.90%	3.00%	3.75%	3.75%
Weighted-average assumptions used to determine net periodic benefit cost at December 31 are as follows:

	Other Post-retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Discount rate	3.00%	3.70%	3.75%	4.70%
Rate of salary increase	N/A	N/A	N/A	N/A
Expected return on plan assets	N/A	N/A	N/A	N/A
 Health Care Cost Trend Rates - The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, and changes in the health status of the plan participants. For measurement purposes, we did not assume an annual rate of increase in the per capita cost of covered health care benefits for 2013 and 2012, respectively. A one percent increase or decrease in the health care cost trend rate would not have a material impact upon our other post-retirement benefit expense.
The following table summarizes our expected future benefit payments of our other post-retirement benefit plans (in thousands):

	Other Post-retirement Benefit Plans
Year	U.S. Plans	Non-U.S. Plans	Total
2014	$38	$28	$66
2015	$42	$27	$69
2016	$49	$25	$74
2017	$68	$24	$92
2018	$63	$23	$86
2019 to 2023	$272	$99	$371
Defined Contribution Plans – We sponsor various defined contribution and 401(k) employee savings plans covering all eligible employees, as defined. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plans, we elect to match a certain percentage of the participants’ contributions to the plans, as defined. We made matching contributions of approximately $0.7 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively.
Anchor Hocking has collective bargaining agreements at our Lancaster, Ohio, and Monaca, Pennsylvania facilities. For Anchor’s bargaining unit employees at the Monaca facility, the collective bargaining agreement specifies a non-elective contribution of 1% of defined compensation for 2012. For Anchor’s bargaining unit employees at the Lancaster facility, there is an additional 401(k) plan (the “USW Industry 401(k) Plan”). The collective bargaining agreement specifies a non-elective contribution of 1% of defined compensation for 2010 contributed to the USW Industry 401(k) Plan. Contributions related to these agreements for the years ended December 31, 2013 and 2012, were $0.9 million and $1.0 million, respectively.
In addition the non-elective base contributions, we provide a variable contribution for collective bargaining participants based upon profitability. Contributions to eligible participants are calculated from Anchor Hocking’s percentage of pre-tax income to invoiced sales and credited on a percentage basis on a sliding scale that increases with the level of percentage of pre-tax income to invoiced sales. No variable contributions were made for the years ended December 31, 2013 and 2012.
We also maintain defined contribution plans for employees of our Canadian and United Kingdom subsidiaries. Our contributions to Non-U.S. defined contribution plans were approximately $0.2 million for the years ended December 31, 2013 and 2012, respectively.
Deferred Compensation Plan - We maintain a deferred compensation plan for select employees who elect to defer a certain percentage of annual salary. Deferrals to the plan have been suspended. The company does not match any contributions. Each participant earns interest based upon the Moody’s Baa corporate bond rate, adjusted quarterly, on their respective deferred compensation balance. Upon retirement or termination, participants are generally paid out in monthly installments over 10 years. As of December 31, 2013 and 2012, the Company recorded a liability as part of other liabilities of approximately $2.8 million and $3.0 million, of which $0.3 million and $0.3 million was classified as current in accrued liabilities, respectively.
14. Stockholders’ Equity (Deficit)
Common Stock - Our authorized capital stock consists of 100,000,000 shares of common stock with a par value of $.0001 per share.
Preferred Stock - Our authorized capital stock consists of 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with no shares outstanding as of December 31, 2013.
Earnings Per Share - Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share, and all other diluted per share amounts presented, are determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Under the treasury stock method, the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for years ended December 31, 2013 and 2012, include the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options and warrants when dilutive (in thousands, except per share amounts):

	2013	2012
Net loss attributable to common stockholders — basic and diluted	$(17,401)	$(3,957)
Weighted average number of common shares outstanding	16,832	12,190
Dilutive effect of outstanding stock options and warrants after application of the treasury stock method	—	—
Dilutive shares outstanding	16,832	12,190
Basic loss per share attributable to common stockholders	$(1.03)	$(0.32)
Diluted loss per share attributable to common stockholders	$(1.03)	$(0.32)

As of December 31, 2013, diluted earnings per share exclude approximately 76,523 shares of outstanding stock options and 5,838,334 shares of our warrants as the effect would have been anti-dilutive. Earnout Shares of 1,250,000 and 284,091 shares held by sponsors of ROI have not been considered in the basic or diluted per share calculation since they have not vested as of December 31, 2013.
As of December 31, 2013, there were 568,516 shares of common stock issuable upon exercise of outstanding options and 5,838,334 shares of common stock issuable upon exercise of outstanding warrants.
Common Stock Warrants - We issued 11,676,667 warrants, which are exercisable for 5,838,334 shares of common stock at $6.00 per half share.
Dividends - The terms of the Term Loan and ABL Facilities restricts the payment or distribution of our cash or other assets, including cash dividend payments.
15. Share-Based Compensation
Share-based compensation is accounted for in accordance with FASB ASC Topic 718, Compensation - Stock Compensation (“ASC 718”) and FASB ASC Topic 505-50, Equity - Equity Based Payment to Non-Employees (“ASC 505-50”), which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of operations over the requisite service periods. The Company uses the straight-line method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For stock options granted in 2013 and 2012, the compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718.
Our 2013 non-qualified options granted were valued for ASC 718 purposes using the Black-Scholes option-pricing model, while our 2012 non-qualified options granted, used the Monte Carlo simulation model to estimate the grant-date fair value for options granted with no vesting conditions. The following table summarizes the non-qualified stock option disclosures for 2013 and 2012:

	2013	2012
Stock options granted	352,674	233,454
Weighted-average grant-date fair value	$5.79	$3.34
Weighted-average assumptions for stock grants
Risk-free interest	1.50%	0.32%
Expected term	6.5 years	2 years
Expected volatility	50.82%	48.41%
Dividend yield	0.00%	0.00%
We estimate our pre-tax share-based compensation expense, net of anticipated forfeitures, to be approximately $0.6 million in 2014 based on our current share-based compensation arrangements.  In connection with the Company’s March 23, 2012 refinancing certain stock options became fully vested. This resulted in a compensation charge of approximately $0.5 million for the year ended December 31, 2012.
The following table summarizes our share-based compensation expense at December 31 (in thousands):

	2013	2012
Share-based compensation expense	$754	$796
Stock Option Grants - In 2012, the Company adopted the EveryWare Global, Inc. 2012 Stock Option Plan (the “2012

Plan”). The provisions of the 2012 Plan allow the awarding of nonqualified stock options on the Company’s common stock to key employees and directors. Shares of Former EveryWare’s nonvoting common stock authorized and issued under the 2012 Plan were converted to equivalent shares of the Company’s common stock as a result of the Business Combination. The aggregate number of options on the Company’s common stock that may be granted under the 2012 Plan may not exceed 1,354,993 shares. In 2012, options to acquire 583,635 shares of nonvoting common stock were issued to certain senior executives and members of the Board of Directors. Of these, 233,454 are subject to non-performance time vesting conditions (time vested) and 350,181 are subject to performance vesting conditions.
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
In 2013, the Company adopted the EveryWare Global, Inc. 2013 Omnibus Incentive Compensation Plan (the “2013 Plan”). The provisions of the 2013 Plan allow the awarding of a variety of stock award types to employees and directors of the Company. The aggregate number of options of Company common stock that may be granted under the 2013 Plan may not exceed 870,000 shares. During 2013, there were grants of 352,674 of stock options. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. All of the options issued are subject to time vesting conditions and vest ratably and become exercisable over a period of five years from the date of grant. Each of the options expires 10 years after its date of grant. Options granted under the 2013 Plan are not subject to accelerated vesting or become exercisable upon the consummation of any change of control transaction. There were no performance based options issued in 2013 as part of this plan.
A summary of the status of our Non-Performance stock options as of December 31, 2013 and changes during the twelve-month period ending December 31, 2013 are presented below:

Non-Performance Stock Options	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2012	233,454	$5.61	10.0	$—
Granted	352,674	11.45	—	—
Exercised	—	—	—	—
Forfeited	(17,612)	—	—	—
Outstanding at December 31, 2013	568,516	$9.15	9.3	$476
Exercisable at December 31, 2013	76,523	$8.70	0.0	$—
Nonvested at December 31, 2013, expected to vest	491,993	$9.47	—	$—
A summary of the changes for our Performance stock options for the years ended December 31:

Performance Stock Options	2013	2012
Balance — Beginning of the year	350,181	—
Granted	—	350,181
Vested	—	—
Forefeited	(16,260)	—
Balance — End of the year	333,921	350,181
As of December 31, 2013, the total unrecognized compensation cost related to non-vested options granted was $2.2 million for the non-performance options and $1.0 million for the performance options. Fair value of the non-performance restricted options was based on an independent valuation of the Company’s stock utilizing discounted cash flow and market approaches and the fair value of the performance-vesting options was based on an option pricing model utilizing the fair value of the stock subjected to the probability of a change in control. Compensation expense recorded was $0.6 million related to the non-performance options and $0.0 million related to the performance options. The aggregate intrinsic value at December 31, 2013, for the non-performance options was $0.5 million.
Restricted Stock Awards - Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee of the board of directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise.
In 2013, we awarded 28,911 shares of common stock to certain members of our Board of Directors under the 2013 Plan with a grant date fair value of $0.2 million. The total compensation expense relating to awards of restricted stock was $0.2 million for the year ended December 31, 2013.
Shares can no longer be issued under the 2012 Plan. As of December 31, 2013, a total of 478,359 shares were available from the 870,000 shares authorized for award under our 2013 Plan, including cumulative forfeitures.
Repurchase of Common Stock - We did not repurchase any of our common stock during 2013.
16. Comprehensive Income (Loss)
Comprehensive income (loss), in addition to net income (loss), includes as income or loss, the following items, which if present are included in the equity section of the balance sheet: unrealized gains and losses on certain investments in debt and equity securities; foreign currency translation; gains and losses on derivative instruments designated as cash flow hedges; and pension and post-retirement liability adjustments. We disclose comprehensive loss in the consolidated statements of stockholders’ deficit. The components of accumulated other comprehensive loss consisted of the following as of December 31 (in thousands):

	2013	2012
Foreign currency translation adjustment	$(1,072)	$(1,239)
Pension and post-retirement adjustment (net of tax of $103 and $160)	2,757	(3,034)
Natural gas hedge losses (net of tax of ($25) and $735)	42	(1,225)
	$1,727	$(5,498)
The following table summarizes the changes in accumulated other comprehensive loss for the years ended December 31 (in thousands):

	Foreign Currency Translation	Pension and Other Post-retirement Benefit Plans	Natural Gas Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(1,265)	$(900)	$(3,011)	$(5,176)
Other comprehensive income (loss) before reclassifications	26	(2,294)	(31)	(2,299)
Amounts reclassified from accumulated other comprehensive loss	—	—	1,082	1,082
Net period change	26	(2,294)	1,051	(1,217)
Tax effect	—	160	735	895
Balance at December 31, 2012	$(1,239)	$(3,034)	$(1,225)	$(5,498)
Other comprehensive income (loss) before reclassifications	167	5,688	81	5,936
Amounts reclassified from accumulated other comprehensive loss	—	—	1,211	1,211
Net period change	167	5,688	1,292	7,147
Tax effect	—	103	(25)	78
Balance at December 31, 2013	$(1,072)	$2,757	$42	$1,727
17. Other Income (Expense)
Other income (expense) in the consolidated statement of operations consisted of the following as of December 31 (in thousands):

	2013	2012
Foreign exchange gains	$(1,470)	$(1,573)
Foreign exchange losses	2,297	1,450
Deferred gain on sale-leaseback	(917)	(868)
Debt early payment penalty	—	1,989
Debt refinancing costs	—	176
Other	80	(60)
Total	$(10)	$1,114
18. Related Party Transactions
On November 1, 2011, the date of the Oneida Merger, we entered into a Term Loan with an affiliate of MCP II., and paid $3.0 million in transaction fees. The Term Loan was refinanced on March 23, 2012 (See Note 11). We also entered into an advisory agreement with Monomoy for certain management services provided. For the reporting periods ended December 31, 2013 and 2012, we paid approximately $1.1 million and $2.5 million, respectively, for management services, which are included within selling, distribution, and administrative expenses in the consolidated statement of operations.
19. Segment Reporting and Geographic Locations
We operate our business in four segments: consumer, foodservice, specialty, and international. The International segment includes all countries in which we operate other than the U.S. and Canada.
We evaluate the performance of our segments based on revenue, and measure segment performance based upon segment (loss) income before taxes before unallocated manufacturing costs, unallocated selling, distribution, and administrative costs, other expense (income) and interest expense (“segment contribution”). Given the nature of our operations, we do not categorize and manage assets by reportable segment but rather on a company-wide level.

The following table presents our segment information (in thousands):

	Years Ended December 31,
	2013		2012
	Revenues	%	Revenues	%
Net revenue
Consumer	$155,663	35.3%	$156,651	37.2%
Foodservice	126,510	28.8%	128,345	30.4%
Specialty	101,429	23.1%	97,897	23.2%
International	49,702	11.3%	31,889	7.6%
Total segment net revenue	433,304	98.5%	414,782	98.4%
License fees	6,505	1.5%	6,907	1.6%
Total revenue	$439,809	100.0%	$421,689	100.0%
Segment contribution before unallocated costs
Consumer	16,745	10.8%	20,361	13.0%
Foodservice	31,233	24.7%	30,535	23.8%
Specialty	13,338	13.2%	13,455	13.7%
International	6,208	12.5%	4,903	15.4%
Total segment contribution	$67,524		$69,254
Less:
Unallocated manufacturing costs	6,047		(1,623)
Unallocated selling, distribution and administrative expense	49,155		51,655
Loss on disposal of asset	36		114
Other (income) expense	(10)		1,114
Gain on bargain purchase	(1,150)		—
Interest expense	28,322		22,536
Loss before taxes	$(14,876)		$(4,542)
The following table presents revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Years Ended December 31,
	2013		2012
	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$400,114	$53,297	$398,313	$48,662
United Kingdom	32,250	1,296	17,048	481
All other countries	7,445	313	6,328	193
	$439,809	$54,906	$421,689	$49,336
Geographic revenues and property, plant and equipment are attributed to the geographic regions based on their location of origin. U.S. external sales include export sales to customers outside the U.S. Long-lived assets are net fixed assets attributed to the specific geographic regions. Included in all other countries are intercompany sales eliminations.
The following is a summary composition by product category of our segment revenues (dollars in thousands):

	Years Ended December 31,
	2013		2012
	Revenues	%	Revenues	%
Consumer	$155,663	37	$156,651	37
Foodservice	126,510	29	128,345	31
Specialty	101,429	23	97,897	24
International	49,702	11	31,889	8
	$433,304	100	$414,782	100
20. Quarterly Financial Data (Unaudited)
The following is a condensed summary of actual quarterly results of operations for 2013 and 2012 (in thousands, except per share amounts):

	Revenues	Gross Margin	Operating Income (Loss)	Net Income (Loss)	Net Income (Loss) Attributable to Common Stockholders	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share Attributable to Common Stockholders(1)
2013:
First	$99,340	$25,835	$5,307	$197	$197	$0.02	$0.02
Second	$100,849	$28,143	$9,936	$(2,200)	$(2,200)	$(0.15)	$(0.15)
Third	$110,316	$22,727	$2,265	$(1,106)	$(1,106)	$(0.06)	$(0.06)
Fourth (2)	$129,304	$21,268	$(5,222)	$(14,309)	$(14,292)	$(0.70)	$(0.70)

2012:
First	$96,395	$25,042	$2,279	$(6,283)	$(6,283)	$(0.52)	$(0.52)
Second	$98,365	$30,408	$9,637	$2,582	$2,582	$0.21	$0.21
Third	$103,370	$22,766	$2,173	$(1,397)	$(1,397)	$(0.11)	$(0.11)
Fourth	$123,559	$27,864	$5,019	$1,141	$1,141	$0.09	$0.09

1	See Note 14 for discussion on the computation of diluted shares outstanding.
2
The Company’s calculation of the factory manufacturing variance capitalized in inventory was based on historical experience. In the fourth quarter 2013, the Company identified a deviation from historical experience and accordingly resulted in a change in estimate of $5.9 million, or $0.35 per diluted share for 2013.

The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock methods.

21. Subsequent Events
We believe we would not be in compliance with the consolidated leverage ratio requirement under the Term Loan agreement as of March 31, 2014, and, as a result, we would be in violation under this covenant. On March 31, 2014, Monomoy Capital Partners, L.P., Monomoy Capital Partners II, L.P. and their affiliated funds (the “Monomoy Funds”) provided us with an equity commitment letter pursuant to which the Monomoy Funds committed to offer to purchase securities (which may include preferred stock, convertible preferred stock, debt or convertible debt) from us having an aggregate purchase price in an amount sufficient to exercise our right under the Term Loan agreement to “cure” this violation, but no more than $12.0 million in the aggregate, which amount will be reduced by the amount of any other equity raised to fund a Cure Contribution. The equity commitment letter will expire on December 31, 2014, or earlier if we amend the terms of the financial maintenance covenants, if we obtain a waiver of the financial maintenance covenants or if the lenders agree to forbear from exercising any remedies with respect to a default or an event of default with respect to the financial maintenance covenants.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on May 21, 2013. Prior to the Business Combination, Former EveryWare was a privately held company and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for EveryWare following the Business Combination has required and will continue to require significant time and resources from our management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2013. Therefore, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Compliance and Disclosure Interpretations. In the future, management’s assessment of our internal control over financial reporting will include an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment will be supported by testing and monitoring performed by our finance organization. In making this assessment, management will use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework Scope of the Controls Evaluation.
As disclosed in our Form 10Q/As for the quarterly periods ended June 30, 2012 and September 30, 2012, management identified that previously issued financial statements as of and for the periods ended June 30, 2012 and September 30, 2012, contained a misstatement relating to our accounting for our warrants to purchase common stock. As a result of this restatement, a material weakness was identified in our internal control over financial reporting related to our identification and analysis of the complex accounting and financial reporting attributes associated with certain non-routine transactions such as our warrant agreements.

Because we are a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s last fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
We believe we would not be in compliance with the consolidated leverage ratio requirement under the Term Loan agreement as of March 31, 2014, and, as a result, we would be in violation under this covenant. On March 31, 2014, Monomoy Capital Partners, L.P., Monomoy Capital Partners II, L.P. and their affiliated funds (the “Monomoy Funds”) provided us with an equity commitment letter pursuant to which the Monomoy Funds committed to offer to purchase securities (which may include preferred stock, convertible preferred stock, debt or convertible debt) from us having an aggregate purchase price in an amount sufficient to exercise our right under the Term Loan agreement to “cure” this violation, but no more than $12.0 million in the aggregate, which amount will be reduced by the amount of any other equity raised to fund a Cure Contribution. The equity commitment letter will expire on December 31, 2014, or earlier if we amend the terms of the financial maintenance covenants, if we obtain a waiver of the financial maintenance covenants or if the lenders agree to forbear from exercising any remedies with respect to a default or an event of default with respect to the financial maintenance covenants.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to the Company’s Executive Officers is set forth in Item 1 of Part I of this Annual Report under the heading “Executive Officers of the Registrant.” pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2014 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.
The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement, and is incorporated herein by reference.
The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2014 Proxy Statement, and is incorporated herein by reference.
Information required to be furnished pursuant to this item with respect to and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be set forth under the caption “Stockholder Proposals for the 2015 Annual Meeting and Nominations of Directors” in the 2014 Proxy Statement, and is incorporated herein by reference.
The Company has adopted a Code of Business Conduct Ethics that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, and a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, and other senior financial officers. These documents, along with charters of our Audit, Compensation, and Corporate Governance and Nominating Committees, are posted on the Company’s website at www.everywareglobal.com. Disclosures of amendments to or waivers with regard to the provisions of the Code of Business Conduct Ethics also will be posted on the Company’s website.
Item 11. Executive Compensation

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation”, “Corporate Governance” and in the Director Compensation Table and its accompanying narrative in the 2014 Proxy Statement, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be furnished pursuant to this item with respect to compensation plans under which equity securities of the Company are authorized for issuance will be set forth under the caption “Equity Compensation Plan Information” in the 2014 Proxy Statement, and is incorporated herein by reference.
Other information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2014 Proxy Statement, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be furnished pursuant to this item will be set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance-Controlled Company” in the 2014 Proxy Statement, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2014 Proxy Statement, and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statements Schedules
List of documents filed as part of this Annual Report on Form 10-K.
(1)    FINANCIAL STATEMENTS
Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.
(2)    FINANCIAL STATEMENT SCHEDULES
No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements thereto filed as a part of this Form 10-K.
(3)    LIST OF EXHIBITS
The following exhibits are either included in this report or incorporated herein by reference as indicated below:

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

3.1	Third Amended and Restated Certificate of Incorporation of EveryWare Global, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
3.2	Amended and Restated Bylaws of EveryWare Global, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
4.2
Warrant Agreement, dated as of February 22, 2012, between Continental Stock Transfer & Trust Company and EveryWare Global, Inc. (formerly, ROI Acquisition Corp.) (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 6, 2012).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
4.4
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

10.7
Governance Agreement, dated as of May 21, 2013, by and between EveryWare Global, Inc. and each of Clinton Magnolia Master Fund, Ltd., Monomoy Capital Partners, L.P., MCP Supplemental Fund, L.P., Monomoy Executive Co-Investment Fund, Monomoy Capital Partners II, L.P. and MCP Supplemental Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on May 28, 2013)

10.8
Amended & Restated Advisory Agreement, dated as of March 23, 2012, by and among Oneida Ltd., EveryWare Inc., Universal Tabletop, Inc., Anchor Hocking, LLC and Monomoy Capital Management, LLC (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.9
Letter Agreement, dated as of May 21, 2013, by and among EveryWare Global, Inc., Monomoy Capital Partners, L.P., MCP Supplemental Fund, L.P., Monomoy Executive Co-Investment Fund, L.P., Monomoy Capital Partners II, L.P. and MCP Supplemental Fund II, L.P. (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.10
Consulting Services Agreement, dated as of September 24, 2013, between the EveryWare Global, Inc. and Monomoy Capital Management, L.P (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2013)

10.11+	EveryWare Global, Inc. 2012 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.12+
Form of Nonqualified Stock Option Agreement under EveryWare Global, Inc. 2012 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.13+	EveryWare, Inc., Sale of the Company Bonus Plan (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.14+	Form of EveryWare, Inc. Sale of the Company Bonus Plan Award Notice (incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.15+
Employment Agreement, dated as of August 14, 2013, between EveryWare Global, Inc. and John K. Sheppard (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K on August 20, 2013).

10.16+
Employment Agreement, dated as of December 13, 2012, between EveryWare Global, Inc. and Bernard Peters (incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.17+
Employment Agreement, dated as of December 31, 2012, between EveryWare Global, Inc. and Umberto Filice (incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.18+
Employment Agreement, dated as of December 31, 2012, between EveryWare Global, Inc. and Kerri Cárdenas Love (incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.19+
Employment Agreement, dated as of February 1, 2013, between EveryWare Global, Inc. and Michael Nelson (incorporated by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.20+
Employment Agreement, dated as of December 31, 2012, between EveryWare Global, Inc. and Daniel Taylor (incorporated by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.21+
Employment Agreement, dated as of December 31, 2012, between EveryWare Global, Inc. and Jacqueline Gagnon-Volles (incorporated by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.22+
Employment Agreement, dated as of August 13, 2012, between EveryWare Global, Inc. and Colin Walker (incorporated by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.23+	Letter Agreement, dated as of June 13, 2011, between Oneida Ltd. and Steven Lefkowitz (incorporated by reference to Exhibit 10.22 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.24+
Employment Agreement, dated as of February 21, 2014, between EveryWare Global, Inc. and Samie A. Solomon (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 25, 2014).

10.25+
Restricted Stock Agreement, dated as of November 5, 2012, between EveryWare Global, Inc. and John Sheppard (incorporated by reference to Exhibit 10.24 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.26+
Restricted Stock Agreement, dated as of November 5, 2012, between EveryWare Global, Inc. and Andrew Church (incorporated by reference to Exhibit 10.25 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.27+
Restricted Stock Agreement, dated as of November 5, 2012, between EveryWare Global, Inc. and William Krueger (incorporated by reference to Exhibit 10.26 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.28+
Restricted Stock Agreement, dated as of November 5, 2012, between EveryWare Global, Inc. and Colin Walker (incorporated by reference to Exhibit 10.27 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.29+	Anchor Hocking 2012 Management Incentive Plan (incorporated by reference to Exhibit 10.28 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.30+	Oneida 2012 Management Incentive Plan (incorporated by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.31+	EveryWare Global, Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.32+
EveryWare Global, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed on May 28, 2013).

10.33+
Form of Stock Option Agreement pursuant to the EveryWare Global, Inc. 2013 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 18, 2013).

10.34
Master License Agreement, dated as of August 31, 2009, by and between Oneida, Ltd. and Robinson Home Products Inc. (incorporated by reference to Exhibit 10.31 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.35
Supplier Agreement, dated as of April 18, 2013, between Anchor Hocking LLC, Wal-Mart Stores, Inc., Wal-Mart Stores East, LP, Wal-Mart Stores East, Inc., Wal-Mart Stores Texas, LP, Sam’s West, Inc., Sam’s East, Inc. and affiliates (incorporated by reference to Exhibit 10.32 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.36	Form of Indemnification Agreement for Messrs. DePerio, McCray and Baldwin (incorporated by reference to Exhibit 10.33 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.37	Form of Indemnification Agreement for Messrs. Kasoff, Krueger, Sheppard and Wainshal (incorporated by reference to Exhibit 10.34 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.38	Form of Indemnification Agreement for Messrs. Collin and Presser (incorporated by reference to Exhibit 10.35 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.39
Common Stock Purchase Agreement, dated May 20, 2013, between ROI Acquisition Corp. and Clinton Magnolia Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 21, 2013).

10.40
Common Stock Purchase Agreement, dated May 20, 2013, between ROI Acquisition Corp. and Clinton Spotlight Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 21, 2013).

10.41
Lockup Agreement, dated May 20, 2013, among ROI Acquisition Corp., Clinton Spotlight Master Fund, L.P. and Clinton Magnolia Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 21, 2013).

10.42	Amendment No. 1 to the EveryWare Global, Inc. 2012 Stock Option Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.43+	The EveryWare Global, Inc. Short Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).
10.44+	The EveryWare Short-Term Incentive Plan - Amended (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 10, 2014).
10.45	Equity Commitment Letter, dated as of March 31, 2014, among Monomoy Capital Partners, L.P, Monomoy Capital Partners II, L.P. and the Company.
16.1	Letter from Rothstein Kass, dated May 21, 2013 (incorporated by reference to Exhibit 16.2 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
21.1	Subsidiaries of the registrant.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accountants
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer , pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

++
The schedules and exhibits to the Asset Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.

All other items included in an Annual Report on Form 10-K are omitted because they are not applicable or the answers thereto are none.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EVERYWARE GLOBAL, INC.

By: /s/ Sam A. Solomon
Sam A. Solomon
Interim President and Chief Executive Officer

Date: March 31, 2014
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Collin	Chairman and Director	March 31, 2014
Daniel Collin

/s/ Sam A. Solomon	Interim President and Chief Executive Officer (Principal Executive Officer)	March 31, 2014
Sam A. Solomon

/s/ Thomas Baldwin	Director	March 31, 2014
Thomas Baldwin

/s/ Joseph De Perio	Director	March 31, 2014
Joseph De Perio

/s/ Barry Kasoff	Director	March 31, 2014
Barry Kasoff

/s/ William Krueger	Director	March 31, 2014
William Krueger

/s/ Ronald McCray	Director	March 31, 2014
Ronald McCray

/s/ Stephen Presser	Director	March 31, 2014
Stephen Presser

/s/ Ron Wainshal	Director	March 31, 2014
Ron Wainshal

/s/ Bernard Peters	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014
Bernard Peters