Form 10-Q
period 2014-03-31
EveryWare Global, Inc.
filed 2014-05-15
CIK 1532543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

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

The number of shares outstanding of the Registrant’s common stock, par value $0.0001 per share, at April 14, 2014, was 22,120,023 shares.

EVERYWARE GLOBAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 – Financial Statements
EVERYWARE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Net sales	$93,246	$97,731
License fees	1,596	1,609
Total revenues	94,842	99,340
Cost of sales	80,984	73,505
Gross margin	13,858	25,835
Selling, distribution and administrative expense	25,346	20,528
Restructuring expense	96	—
Long-lived asset impairment	572	—
(Loss) income from operations	(12,156)	5,307
Other (income) expense, net	(15)	69
Interest expense	5,561	4,139
(Loss) income before income taxes	(17,702)	1,099
Income tax expense	20,674	902
Net (loss) earnings	(38,376)	197
Less: Non-controlling interest in subsidiary’s loss	(37)	—
Net (loss) earnings attributable to common stockholders	$(38,339)	$197

(Loss) earnings per share:
Basic	$(1.87)	$0.02
Diluted	$(1.87)	$0.02

Weighted average shares outstanding:
Basic	20,548	12,190
Diluted	20,548	12,190

The accompanying notes are an integral part of these consolidated financial statements.

EVERYWARE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(38,376)	$197
Other comprehensive income (loss):
Foreign currency translation adjustments	(56)	(379)
Pension and other post-retirement benefit plans	—	—
Natural gas hedge adjustments	31	990
Other comprehensive income (loss)	(25)	611
Comprehensive (loss) income	$(38,401)	$808
Less: Comprehensive loss attributed to noncontrolling interests	(37)	—
Comprehensive (loss) income attributable to common stockholders	$(38,364)	$808

The accompanying notes are an integral part of these consolidated financial statements.

EVERYWARE GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$2,411	$3,240
Trade accounts receivable, net of allowances of $5,027 and $4,399, respectively	45,842	55,402
Other accounts and notes receivable	7,156	5,396
Inventories	124,939	126,473
Assets held for sale	2,000	2,000
Income taxes receivable	561	563
Deferred income tax asset	—	5,622
Other current assets	13,735	6,127
Total current assets	196,644	204,823
Property, plant and equipment, net of accumulated depreciation of $43,381 and $40,023, respectively	53,439	54,906
Goodwill	8,559	8,559
Intangible assets, net	47,872	48,913
Deferred income tax asset	—	14,717
Other assets	614	8,248
Total assets	$307,128	$340,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,958	$7,802
Accounts payable	45,878	56,618
Accrued liabilities	26,843	28,043
Income taxes payable	61	155
Accrued pension	2,001	2,001
Long-term debt classified as current	284,124	2,972
Other current liabilities	—	104
Total current liabilities	365,865	97,695
Revolver	—	15,635
Long-term debt	—	246,849
Pension and other post-retirement benefits	2,534	2,746
Income taxes payable	454	454
Deferred income taxes	10,157	9,819
Deferred gain on sale / leaseback	15,216	15,496
Other liabilities	12,783	12,880
Total liabilities	407,009	401,574
Commitments and contingencies
Stockholders’ equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding, respectfully	—	—
Common stock $.0001 par value; 100,000,000 shares authorized; 20,551,626 and 20,540,193 issued and outstanding, respectfully	2	2
Additional paid-in capital	581	641
Retained deficit	(102,112)	(63,761)
Accumulated other comprehensive income	1,702	1,727
Total EveryWare stockholders’ deficit	(99,827)	(61,391)
Non-controlling interest	(54)	(17)
Total stockholders’ deficit	(99,881)	(61,408)
Total liabilities and stockholders’ deficit	$307,128	$340,166
The accompanying notes are an integral part of these consolidated financial statements.

EVERYWARE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(38,376)	$197
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation expense	(60)	39
Depreciation and amortization	4,412	3,889
Amortization of deferred gain on sale-leaseback	(280)	(280)
Noncash amortization of debt financing costs	378	474
Allowance for doubtful accounts	53	(35)
Allowance for inventory valuation	(992)	(412)
Pension and other post-retirement plan contributions	(53)	(49)
Deferred income tax expense	20,683	1,282
Long-lived asset impairment	572	—
Changes in other operating items:
Accounts receivable	7,732	(3,437)
Inventories	2,518	(9,523)
Other Assets	(573)	(263)
Accounts payable	(10,750)	(1,896)
Accrued liabilities	(1,329)	(2,373)
Other liabilities	(314)	(601)
Net cash used in operating activities	(16,379)	(12,988)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,465)	(2,478)
Other investing activities, net	—	(92)
Net cash used in investing activities	(2,465)	(2,570)
CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) short term debt	(892)	236
Net proceeds from borrowings under revolving credit facility	19,659	24,709
Net repayments of long term debt	(926)	(10,818)
Net cash provided by financing activities	17,841	14,127
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	174	(346)
NET DECREASE IN CASH	(829)	(1,777)
CASH:
Beginning of period	3,240	2,672
End of period	$2,411	$895

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,183	$3,679
Cash paid during the period for income taxes	$93	$106
The accompanying notes are an integral part of these consolidated financial statements.

EVERYWARE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Ability to Continue as a Going Concern
EveryWare Global, Inc., a Delaware corporation formed in 2011, is a leading global marketer of tabletop and food preparation products for the consumer, foodservice and specialty markets. All references in this Quarterly Report on Form 10-Q to the “Company,” “EveryWare,” “we,” “us,” and “our” refer to EveryWare Global, Inc. and its consolidated subsidiaries (unless the context otherwise requires). ROI Acquisition Corp. (“ROI”) refers to the Company as it existed prior to the business combination in May 2013 (the “Business Combination”) involving ROI and the company formerly known as EveryWare Global, Inc. (“Former EveryWare”) and pursuant to which Former EveryWare was merged into a wholly-owned subsidiary of ROI and the name of ROI was changed to EveryWare Global, Inc.
We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2013 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC on March 31, 2014. Unless otherwise indicated, all amounts are in thousands except per share amounts. Certain reclassifications have been made to prior year amounts to conform to current year presentation. During the quarter we reclassified our long-term debt and deferred financings fees to current as a result of the Company being in default under the Term Loan covenants as defined below.
Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for future operating quarters.
We are currently in default of the consolidated leverage ratio and the consolidated interest coverage ratio covenants for the fiscal quarter ended March 31, 2014, under the agreement governing our $250.0 million term loan facility (the “Term Loan Agreement”). If not cured or waived by the tenth business day following May 15, 2014, this default will give the lenders under the Term Loan the right to accelerate the outstanding Term Loan indebtedness and foreclose on the related security interest, and upon acceleration of the outstanding indebtedness under the Term Loan, we would be in default under our asset-based revolving credit facility (the “ABL Facility”) and our Sterling-denominated revolving credit facility (the “U.K. Revolver”) and we would be precluded from borrowing under our ABL Facility or the U.K. Revolver. We are currently in negotiations with our lenders under the Term Loan regarding the existing default, as well as changes to our covenants, but have not yet reached a resolution with our lenders.
The Term Loan Agreement allows us to “cure” financial covenant violations if (i) we contribute a certain amount of cash to the Borrowers (a “Cure Contribution”) by the date that is 10 business days after the date on which financial statements are required to be delivered with respect to such fiscal quarter, and (ii) after the recalculation of covenants on a pro forma basis after giving effect to such cure, the Borrowers would be in compliance with their financial covenants as of the end of the applicable fiscal quarter. Although we received an equity commitment letter from Monomoy Capital Partners, L.P., Monomoy Capital Partners II, L.P. and certain of their affiliated funds (the “Monomoy Funds”), we have determined that the $12.0 million maximum commitment contemplated by that letter would be insufficient to cure this violation. See Note 9 for a description of the equity “cure” provision in the Term Loan, the Monomoy Funds’ equity commitment letter and a discussion of our determination that the Monomoy Funds’ $12.0 million maximum commitment contemplated by the equity commitment letter would be insufficient for a successful equity “cure” under the Term Loan Agreement. We currently do not anticipate that we will be in compliance with the Term Loan leverage and interest coverage ratio covenants for the balance of 2014. Because the $12.0 million maximum commitment by the Monomoy Funds would be insufficient to “cure” the financial covenant defaults for the quarter ended March 31, 2014, and because we anticipate that we will not be in compliance with our financial covenants for the remainder of 2014, we are pursuing a waiver, forbearance or amendment from our lenders, as well as exploring potential sources of debt and equity financing. If we do not obtain a waiver or forbearance and an amendment from our lenders or proceeds from a debt or equity financing sufficient to utilize the equity “cure” provision in the Term Loan on or before the date that is the tenth business day following May 15, 2014, then the Term Loan will become subject to acceleration by the requisite lenders. There is therefore, substantial doubt regarding our ability to continue as a going concern.

The condensed consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and be able to realize our assets and discharge our liabilities and commitments in the ordinary course of business. Our continuation as a going concern is dependent upon our ability to obtain a waiver or forbearance of the defaults under our Term Loan Agreement and to amend the Term Loan Agreement. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amounts of assets or the amount and classification of liabilities that might result if we are unable to continue as a going concern.
2. Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryfoward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The provisions of this ASU are effective prospectively for fiscal years beginning after December 15, 2013. The adoption of this standard did not have a material impact on our consolidated financial statements.
In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU clarified that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The FASB also clarified that if a business combination is achieved in stages related to a previously held equity method investment (step-acquisition) that is a foreign entity, the amount of accumulated other comprehensive income that is reclassified and included in the calculation of gain or loss as of the acquisition date shall include any foreign currency translation adjustment related to that previously held investment. The amendments are effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This ASU requires entities to disclose either in the notes or parenthetically on the face of the statement showing net income the impact to the affected net income line for items reclassified out of accumulated other comprehensive income (“AOCI”) and into net income in their entirety. Items not reclassified out of AOCI into net income in their entirety must be disclosed in the footnotes and not on the face of the financial statements. Items that may be reclassified out of AOCI and into net income include (1) unrealized gains or losses on available-for-sale securities; (2) deferred gains or losses on cash flow hedges; (3) cumulative translation adjustments on foreign operations; and (4) deferred items relating to pension and non-pension defined benefit post-retirement plans. The provisions of this ASU are effective prospectively for public companies for fiscal years beginning after December 15, 2012, including interim periods. The adoption of this ASU did not have a material impact on our consolidated financial statements.
3. Fair Value Measurement and Derivatives
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
The amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and our asset-based revolving facility (the “ABL Facility”) approximate fair value because of their short-term maturities. The carrying amounts of our long term debt approximate fair value based on interest rates currently available for instruments with similar terms. For intangible assets, we used a relief from royalty method to estimate the fair value. For goodwill, we used a combination of discounted cash flows and a market comparable analysis to estimate fair value.
The fair values of our assets and liabilities measured on a recurring basis are categorized as follows (in thousands):

	March 31, 2014				December 31, 2013
Asset (liability):	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Natural gas futures	$98	$—	$98	$—	$67	$—	$67	$—
Derivatives Transactions - We account for derivatives in accordance with FASB ASC 815 Derivatives and Hedging (“ASC 815”). We utilize derivative financial instruments to hedge commodity price risks associated with natural gas requirements and foreign exchange rate risks associated with the effects of foreign currency fluctuations. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The natural gas commodity price hedges qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationship involving these derivative instruments. Any hedges that do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings.
Our derivative instruments consist of forward agreements related to certain forecasted usage of natural gas in production of finished goods. Our derivative contracts are valued using quoted market prices and significant observable and unobservable inputs. The fair value for the majority of our foreign currency derivative contracts are obtained by comparing our contract rate to a published forward price of the underlying market rate, which is based on market rates for comparable transactions and are classified within Level 2 of the fair value hierarchy.
The following table summarizes the notional amount of our open natural gas futures (in thousands):

	March 31, 2014		December 31, 2013
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Natural gas futures	$4,503	$4,601	$6,580	$6,647
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as accounting hedges (in thousands):

		March 31, 2014		December 31, 2013
		Fair Value		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Natural gas futures	Other current assets	$98	$—	$67	$—
		$98	$—	$67	$—
The following table summarizes the effect of derivative instruments on the consolidated statements of income for derivatives designated as accounting hedges and those that are not (in thousands). See Note 14 for additional information about reclassifications out of Accumulated Other Comprehensive Income:

	Three Months Ended March 31,
	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in OCI on		Location of Gain or (Loss)	Reclassified from OCI
	Derivatives		Reclassified from OCI	into Income
Derivatives designated as hedging instruments	(Effective Portion)		into Income	(Effective Portion)
	2014	2013	(Effective Portion)	2014	2013
Natural gas futures	$48	$783	Cost of Revenues	$17	$(802)
4. Business Combinations
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
On May 21, 2013 (the “Closing Date”), pursuant to the Merger Agreement, the Business Combination was consummated. In connection with the Business Combination, we redeemed 4,679,627 shares of our common stock pursuant to the terms of our second amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of $46.7 million. In the Business Combination, we paid the following consideration to the former equity holders of Former EveryWare: (i) $90.0 million in aggregate cash consideration, (ii) 12,190,000 shares of the Company’s common stock and (iii) 3,500,000 additional shares which are subject to forfeiture in the event that the trading price of the Company’s common stock does not exceed certain price targets subsequent to the closing (the “Earnout Shares”).
As of the Closing Date the former equity holders of Former EveryWare owned approximately 71.2% of our outstanding common stock (including the Earnout Shares), the ROI founders and sponsors owned approximately 16.0% of our outstanding common stock, and the pre-closing ROI public stockholders owned approximately 12.8% of our outstanding common stock. ROI was incorporated under the laws of the state of Delaware in 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving ROI and one or more businesses.
The number of shares of common stock issued and outstanding immediately following the consummation of the Business Combination is summarized as follows:

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
As of the Closing Date, there were 22,045,373 shares of common stock of the Company outstanding and warrants exercisable for 5,838,334 shares of common stock were also outstanding. The 22,045,373 shares of common stock included 3,500,000 Earnout Shares and 551,471 shares held by the sponsors of ROI, that were subject to forfeiture until certain price targets were achieved. In the event the last sale price of our common stock does not equal or exceed certain price targets subsequent to the Closing Date (as adjusted for stock splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30 trading day period on or prior to the fifth anniversary of the Closing Date, each Former EveryWare stockholder would forfeit any and all rights to a pro rata portion of the shares which were issued at the closing as part of the Earnout Shares.

	Vesting Triggered at $11.00	Vesting Triggered at $12.50	Vesting Triggered at $15.00
Former EveryWare stockholders	1,000,000	1,250,000	1,250,000
Sponsors of ROI	—	267,380	284,091
Total Earnout Shares	1,000,000	1,517,380	1,534,091
During the three months ended September 30, 2013, the vesting triggers associated with $11.00 and $12.50 share prices were achieved; therefore 2,250,000 Earnout Shares and 267,380 of the shares held by sponsors of ROI vested.
Accounting Treatment of Business Combination
Former EveryWare is considered the acquirer of ROI for accounting purposes, and the Business Combination has been accounted for as a recapitalization of Former EveryWare because it obtained effective control of ROI. There is no change in control since Former EveryWare’s operations comprise the ongoing operations of the combined entity, its senior management became the senior management of the combined entity, and its former owners own a majority voting interest in the combined entity and are able to elect a majority of the combined entity’s board of directors. Accordingly, the Business Combination does not constitute the acquisition of a business for purposes of ASC 805. As a result, the assets and liabilities of Former EveryWare and ROI are carried at historical cost and therefore we have not recorded any step-up in basis or any intangible assets or goodwill as a result of the Business Combination. All direct costs of the Business Combination are offset to additional paid-in-capital. The financial statements presented herein are those of Former EveryWare for all periods prior to the Business Combination.
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
The cash flows related to the Business Combination, are summarized as follows (in thousands):

2013
Cash in trust at ROI	$75,173
Add: proceeds from issuance of shares	16,500
Less: redemption of ROI public shares	(46,741)
Less: payment to warrant holders	(5,838)
Net cash received in the Business Combination	$39,094
We used the $39.1 million of cash received in the Business Combination, together with $69.9 million of proceeds from debt incurred in connection with the Business Combination, to fund the $90.0 million payment to Former EveryWare shareholders and pay fees and expenses of $19.0 million related to the Business Combination.
On June 18, 2013, we completed the acquisition of the Samuel Groves and George Wilkinson business divisions of Metalrax Housewares Limited (“Metalrax”), a United Kingdom housewares manufacturer and distribution company, for approximately $3.5 million. The acquisition of Metalrax significantly strengthens our United Kingdom presence and demonstrates our execution of our international growth strategy by enhancing our product portfolio and adding local manufacturing capabilities.
We accounted for the Metalrax acquisition by the acquisition method of accounting. Under acquisition accounting, the total purchase price has been allocated to the tangible and intangible assets and liabilities of Metalrax based upon their respective fair values. Our preliminary valuations for the property, plant and equipment, inventory, and intangible assets were performed at the date of acquisition. Subsequent to the date of acquisition, we engaged a third party to perform a formal valuation of the intangible assets. As a result, it was determined that we had entered into a bargain purchase transaction, in which the fair value of the acquired assets exceeded the consideration transferred. Therefore, during the third quarter of 2013, we recorded a gain on the bargain purchase of the Metalrax business in the amount of approximately $1.2 million. The operating results of Metalrax have been included in our consolidated financial statements since the date of acquisition. This acquisition was deemed to be immaterial to our consolidated financial statements; therefore, we have not prepared pro-forma financial information to reflect the impact of this acquisition.
On September 16, 2013, Universal Tabletop, Inc. (“Universal”) entered into a joint venture agreement with BT Partners, a Brazilian sociedade limitada, through a newly organized Brazilian limited liability company EveryWare Global Brasil Distribuidora, Ltda (“EveryWare Brasil”). This agreement allows EveryWare Brasil to focus on distributing Universal products within the Brazilian tabletop market. At the date of the joint venture, we held 60% ownership and BT Partners held 40% ownership in EveryWare Brasil, which we deemed a voting interest entity. As a result, we consolidate the joint venture in our consolidated financial statements according to the voting model. The Company accounts for this transaction as a non-controlling interest.
5. Restructuring Activities
In 2013, restructuring expenses included $0.5 million of employee-related costs associated with closing our Canadian offices and warehouse and severance costs related to the acquisition of Metalrax, which was partially offset by a change in estimate of $0.2 million for unused space in the Savannah, Georgia, distribution center. In 2014, we announced our plans to close our regional office in Oneida, New York, and a smaller satellite office in Melville, New York, as part of our ongoing integration of the Oneida business. Employee related severances of $0.1 million were recorded as restructuring expense.
A summary of the restructuring liability included in accrued liabilities within our consolidated balance sheet is as follows (in thousands):

	March 31, 2014				December 31, 2013
	Unoccupied Space	Facility Closing Costs	Metalrax Employee Costs	Total	Unoccupied Space	Facility Closing Costs	Metalrax Employee Costs	Total
Balance - Beginning of the period	$—	$81	$—	$81	$176	$251	$—	$427
Provisions	—	96	—	96	(164)	241	213	290
Utilizations	—	(44)	—	(44)	(12)	(411)	(213)	(636)
Currency	—	—	—	—	—	—	—	—
Balance - End of the period	$—	$133	$—	$133	$—	$81	$—	$81
6. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$5,420	$4,669
Work in progress	16,188	21,341
Finished goods and in-transit	108,190	104,664
Total	129,798	130,674
Less reserves	(4,859)	(4,201)
Total inventory, net	$124,939	$126,473
7. Goodwill, Intangibles, and Other Long-lived Assets
Goodwill and Indefinite-lived Intangible Assets – Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, utilizing the two-step approach, in the fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The first step requires the determination of the fair value of the reporting unit compared to the book value of that reporting unit. If the book value exceeds the fair value, a second step impairment test is required to measure the amount of impairment.
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
Long-lived Assets - We review long-lived assets for recoverability whenever events or changes in circumstances indicate that carrying amounts of an asset group may not be recoverable. Our asset groups are established by determining the lowest level of cash flows available. If the estimated undiscounted cash flows are less than the carrying amounts of such assets, we recognize an impairment loss in an amount necessary to write-down the assets to fair value as estimated from expected future discounted cash flows. Estimating the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain.
Impairment Indicators - Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill or intangible assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. In light of our higher than expected losses in the current quarter and expected losses going forward, we are currently evaluating the fair value of our goodwill, intangible assets and other long-lived assets, which could result in an impairment charge in future quarters.
Our goodwill and intangible assets were comprised of the following (in thousands):

	March 31, 2014
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	Indefinite	$8,559	$—	$8,559
Other intangible assets:
Oneida/Viners/Metalrax trademark/tradenames	Indefinite	$21,957	$—	$21,957
Other trademarks/tradenames	9.2 years	1,857	(497)	1,360
Tradename licenses	7.5 years	21,985	(7,435)	14,550
Customer relationships	13.1 years	12,229	(2,293)	9,936
Technology	14 years	126	(57)	69
		$58,154	$(10,282)	$47,872

	December 31, 2013
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	Indefinite	$8,559	$—	$8,559
Other intangible assets:
Oneida and Viners trademark/tradenames	Indefinite	$21,948	$—	$21,948
Other trademarks/tradenames	9.2 years	1,856	(422)	1,434
Tradename licenses	7.5 years	21,985	(6,695)	15,290
Customer relationships	13.1 years	12,229	(2,059)	10,170
Technology	14 years	126	(55)	71
		$58,144	$(9,231)	$48,913
The changes in the gross carry value of our intangible assets are attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.
The aggregate intangible asset amortization expense was approximately $1.1 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.
The changes in the carrying amounts of goodwill for the three months ended March 31 are as follows (in thousands):

	Consumer	Foodservice	International	Total
Balance - December 31, 2013	$3,110	$4,796	$653	$8,559
Additional acquisitions recorded	—	—	—	—
Currency translation adjustment	—	—	—	—
Balance - March 31, 2014	$3,110	$4,796	$653	$8,559
8. Commitments and Contingencies
Leases – We lease numerous retail outlet stores, warehouses, and office facilities. All leases are recognized on a straight-line basis over the minimum lease term.
Litigation - We are involved in various routine legal proceedings incidental to the operation of our business. We do not believe that it is reasonably possible that any ongoing or pending litigation will have a material effect on our future financial position, net income, or cash flows. Notwithstanding the foregoing, legal proceedings involve an element of uncertainty. Future developments could cause these legal proceedings to have a material adverse effect on our future financial statements.
Our Buffalo China, Inc. subsidiary (“Buffalo China”) entered into a brownfield program clean up agreement in 2008 with the New York State Department of Environmental Conservation for the former Buffalo China manufacturing facility in Buffalo, New York. Buffalo China retained liability for the clean-up when it sold the facility to the Niagara Ceramics Corporation. In December 2012, we received a Certificate of Completion from New York State Department of Environmental Conservation. An accrual of approximately $0.5 million representing testing and other final site monitoring costs was reflected in accrued liabilities at March 31, 2014.
In June 2006, the Phase I and II studies of the Oneida knife facility located in Oneida, New York, prepared in connection with the sale of that facility, discovered a reportable event relative to the presence of asbestos, ancient petroleum and volatile organic compounds contamination. We entered into a brownfield program clean up agreement with the New York State Department of Environmental Conservation regarding this facility. A site remediation and cost plan has been developed and is being finalized. An accrual of approximately $0.6 million representing an update to the estimate, less any costs paid in connection with remediation services, was reflected in accrued liabilities at March 31, 2014.
We are party to collective bargaining agreements for most of our manufacturing and distribution employees. On March 9, 2013, we signed a five-year collective bargaining agreement with the United Steelworkers covering our Monaca, Pennsylvania, manufacturing plant. This agreement covers the period from March 9, 2013, through September 30, 2017. On October 1, 2013, we signed a three-year collective bargaining agreement with the United Steelworkers covering our Lancaster, Ohio, manufacturing and distribution facilities. This agreement covers the period from October 1, 2013, through September 30, 2016. On October 16, 2013, we signed a three-year collective bargaining agreement with the United Steelworkers covering our Lancaster, Ohio, mold makers. This agreement covers the period from October 16, 2013 through September 30, 2016.
9. Debt
The following table is a summary of our debt outstanding (in thousands):

Short-Term Debt Instrument	Interest Rate	Maturity Date	March 31, 2014	December 31, 2013
U.K. short term borrowing	Variable	Annual renewal	$6,958	$7,802

Long-Term Debt Instrument Classified as Current at March 31, 2014	Interest Rate	Maturity Date	March 31, 2014	December 31, 2013
Term Loan	Variable	May 21, 2020	$248,123	$248,750
ABL Facility	Variable	May 21, 2018	35,294	15,635
Note payable - PBGC	4.50%	December 31, 2015	600	900
Capitalized leases	Various Fixed		107	171
Total Long-Term Debt			284,124	265,456
Less: Current Portion			(284,124)	(2,972)
Long-Term Debt			$—	$262,484
Term Loan Credit Agreement
The Term Loan, completed on May 21, 2013, refinanced the $150.0 million term loan facility (the “Old Term Loan”) and was syndicated by Deutsche Bank AG as administrative agent for the syndicated lenders. The principal amount of the Term Loan is $250.0 million, and it has a maturity date of May 21, 2020. Anchor Hocking and Oneida are co-borrowers under the Term Loan. The Term Loan is guaranteed by Universal and its domestic subsidiaries. The Term Loan is secured on first-priority basis by the assets of Universal and its domestic subsidiaries, other than with respect to the assets securing the ABL Facility, which secure the Term Loan facility on a second-priority basis. Principal amortization is payable in consecutive quarterly installments beginning September 30, 2013, in the amount of 0.25% of the amount of the Term Loan outstanding on the Term Loan closing date until maturity. The borrowers are also obligated to make mandatory prepayments upon the occurrence of certain events, including additional debt issuances, common and preferred stock issuances, certain asset sales, and excess cash flow generation. The Term Loan Agreement permits the borrowers to raise one or more incremental term loan facilities in an aggregate amount of up to $50.0 million if the consolidated first lien net leverage ratio, after giving effect to such incremental term loan facility, does not exceed 3.50:1.00, subject to certain other limitations and conditions.
At the borrowers’ option, borrowings under the Term Loan bear interest at either: (i) Eurodollar Rate or (ii) the Base Rate (which means for any day, a rate per annum equal to the greatest of: (a) the Prime Rate in effect on such day, and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Eurodollar Rate for a one month interest period plus 1.00%; provided that the Base Rate will be deemed to be no less than 2.25%). The Term Loan has a Eurodollar Rate floor of 1.25%. For Eurodollar Rate and Base Rate borrowings, the applicable interest rate margin is a fixed 6.25% and 5.25%, respectively. In connection with the refinancing of the Term Loan, we capitalized deferred financing fees of $8.6 million and wrote off $6.2 million associated with the refinanced Old Term Loan. As of March 31, 2014, approximately $7.6 million in deferred fees relating to our term loan were being amortized over the remaining life of the agreement.
Asset-Based Revolving Credit Facility
The second amendment and restatement of our ABL Facility, completed on May 21, 2013, provides borrowings for general corporate purposes having a maximum initial commitment of $50.0 million and a $20.0 million sub-limit for letters of credit and a swing line sub-limit equal to the greater of $5.0 million or 10% of the maximum credit. The facility matures on May 21, 2018. The borrower may request an increase in the commitment under the ABL Facility up to an additional $25.0 million in the aggregate, at the discretion of the lenders and subject to borrowing base limitations under the ABL Facility. On October 28, 2013, the borrowers were granted an increase of the maximum commitment under the ABL Facility by $5.0 million to a total of $55.0 million. Availability under the ABL Facility is subject to an asset-based borrowing formula based on eligible accounts receivable and inventory. At March 31, 2014, we had excess availability under the ABL Facility of $9.6 million to be drawn upon as needed (which includes a reduction of $10.1 million for outstanding standby letters of credit) with a blended interest rate of 2.24%. The ABL Facility is guaranteed by Universal and its domestic subsidiaries. The ABL Facility is secured on a first-priority basis by certain current assets, such as accounts receivable, inventory, cash, securities, deposit accounts, and securities accounts.
Borrowings under the ABL Facility bear interest at either: (i) LIBO Rate or (ii) the Base Rate (which means for any day, a rate per annum equal to the greater of: (a) the Prime Rate in effect on such day, and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the LIBO Rate plus 1.00%). In addition, the facilities have applicable interest rate margins. For LIBO Rate and Base Rate borrowings, the margin is determined according to an availability matrix. The margin at March 31, 2014, was 2.00% and 1.00% for LIBO and Base Rate, respectively. In connection with amending and restating the ABL revolving credit facility (the “Old ABL Facility”), which had a maximum availability of $85.0 million, we capitalized deferred financing fees of $0.2 million and wrote off $0.3 million. As of March 31, 2014, approximately $1.2 million in deferred fees relating to the ABL Facility were being amortized over the remaining life of the agreement.
On May 14, 2014, we amended the ABL Facility to include a larger percentage of suppressed borrowing base assets in the determination of adjusted availability from May 13, 2014 through May 30, 2014. This amendment will allow us to borrow up to an additional $4.125 million under our ABL Facility during this period without triggering the requirement to satisfy the the fixed charge ratio covenant under the ABL Facility.
Terms, Covenants and Compliance Status
The ABL Facility and Term Loan each contain customary operating and financial conditions and covenants, including but not limited to restrictions on additional indebtedness, mergers and acquisitions, liens, investments, issuances of capital stock, and dividends. In addition, the Term Loan requires that a maximum leverage ratio and minimum interest coverage ratio be maintained. The ABL Facility requires that a certain minimum fixed charge coverage ratio be maintained if adjusted availability (as defined under the agreement) is below 12.5% of the Maximum Revolver Amount, or $6.9 million, at March 31, 2014. At March 31, 2014, the fixed charge coverage ratio covenant under the ABL Facility was not operative as availability was greater than $6.9 million. Failure to satisfy any of the covenants could result in an event of default that could result in an inability to access the funds necessary to fund our operations.
We are currently in default of the consolidated leverage ratio and the consolidated interest coverage ratio covenants under the Term Loan Agreement for the fiscal quarter ended March 31, 2014. As discussed in Note 1, the Term Loan Agreement allows us to “cure” such covenant violations if we make a “Cure Contribution” by the date that is 10 business days after the date on which financial statements are required to be delivered with respect to such fiscal quarter.
On March 31, 2014, the Monomoy Funds provided us with an equity commitment letter pursuant to which the Monomoy Funds committed to offer to purchase securities (which may include preferred stock, convertible preferred stock, debt or convertible debt) from us having an aggregate purchase price in an amount sufficient to fund a Cure Contribution, but no more than $12.0 million in the aggregate, which amount will be reduced by the amount of any other equity raised to fund a Cure Contribution. Subsequent to March 31, 2014, we determined that the $12.0 million maximum commitment contemplated by the equity commitment letter would be insufficient to “cure” the covenant violations for the quarter ended March 31, 2014. We have determined that the amount needed to successfully make a Cure Contribution for the quarter ended March 31, 2014, is approximately $18.7 million. The amount required for a Cure Contribution for the quarter ended March 31, 2014, is higher than originally estimated primarily because Consolidated EBITDA (calculated on a basis consistent with the Term Loan) at March 31, 2014, was lower than originally estimated. The increase in the amount of equity required to “cure” the default is primarily due to the decision to extend the shutdown period of one of our glass furnaces at least through the end of 2014, which resulted in changes to management’s assumptions used in certain adjustments to the calculation of Consolidated EBITDA, and, to a lesser extent, management’s determination, after discussion and review with the Company’s external advisors, that certain changes to the calculation of Consolidated EBITDA were required under the Term Loan Agreement.  Additionally, actual EBITDA (which forms the basis for the initial measurement of Consolidated EBITDA) was lower than anticipated due to weaker than expected operational performance during the quarter ended March 31, 2014. In addition, we currently do not anticipate that we will be in compliance with the Term Loan leverage and interest coverage ratio covenants for the balance of 2014. The amount of any equity contributions needed in subsequent quarters to “cure” the anticipated financial covenant defaults would be dependent upon the results of operations in those quarters. Because the maximum commitment by the Monomoy Funds would be insufficient to cure the breach for the quarter ended March 31, 2014 and because we anticipate that we will not be in compliance for the remainder of 2014, we are pursuing a waiver, forbearance or amendment from our lenders, as well as exploring potential sources of debt and equity financing. The board of directors formed a special committee comprised of certain independent directors unaffiliated with the Monomoy Funds to assist the board of directors in seeking a waiver or forbearance of the existing covenant breaches and an amendment to the Term Loan Agreement, as well as evaluating the Company’s alternatives with respect to equity and debt financing.  The special committee has retained Jefferies LLC and Schulte, Roth and Zabel LLP to assist it in reviewing these alternatives. If we do not obtain a waiver or forbearance and an amendment from our lenders or equity contributions sufficient to utilize the equity “cure” provision in the Term Loan, the Term Loan Agreement will become subject to acceleration by the lenders. There is therefore substantial doubt regarding our ability to continue as a going concern.
If we are not able to cure the violation under the Term Loan Agreement by obtaining an amendment to, forbearance of or waiver under the Term Loan Agreement, or obtain other sources of debt financing and/or proceeds from the sale of equity sufficient to enable us to make a Cure Contribution, it will result in an uncured default under the Term Loan Agreement. If this default under the Term Loan Agreement is not cured or waived, the indebtedness under the Term Loan Agreement could be declared immediately due and payable and, upon acceleration of the outstanding indebtedness under the Term Loan, we would be in default under our ABL Facility and our U.K. Revolver and we would be precluded from borrowing under our ABL Facility and U.K. Revolver, which would have a material adverse effect on our business, financial condition and liquidity. There is no assurance that we will be able to obtain an amendment to, forbearance of or waiver under the Term Loan Agreement, or obtain other sources of debt financing and or equity contribution. As a result, there is substantial doubt regarding our ability to continue as a going concern. Even if we are able to obtain an amendment, forbearance agreement or waiver, we may be required to agree to other changes in the Term Loan Agreement, including increased interest rates or premiums, more restrictive covenants and/or pay a fee for such amendment, forbearance agreement or waiver.
The condensed consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and be able to realize our assets and discharge our liabilities and commitments in the ordinary course of business. Our continuation as a going concern is dependent upon our ability to obtain a waiver or forbearance of the defaults under our Term Loan Agreement and to amend the Term Loan Agreement. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amounts of assets or the amount and classification of liabilities that might result if we are unable to continue as a going concern.
Prior Credit Facilities
On March 23, 2012, in connection with the Anchor Merger, Universal refinanced substantially all of the existing long term debt obligations of Anchor Hocking and Oneida into the Old Term Loan and amended and restated the Old ABL Facility. We terminated the Old ABL Facility and repaid the Old Term Loan on May 21, 2013, in connection with the Business Combination.
PBGC Promissory Note
On September 15, 2006, Oneida issued a $3.0 million promissory note to the Pension Benefit Guaranty Corporation payable in equal installments annually over 10 years. As of March 31, 2014, approximately $0.6 million was outstanding on the promissory note. Interest with respect to the promissory note is paid annually at a rate of 4.5%. The promissory note matures on December 31, 2015.
U.K. Short Term Borrowing
We maintain a borrowing facility to support working capital requirements at our United Kingdom subsidiary operations. Subsequent to September 30, 2013, we refinanced the existing Barclays Bank Sterling-denominated borrowing facility with Burdale Bank, an affiliate of our U.S. lender, Wells Fargo (the “U.K. Revolver”). The U.K. Revolver has a £7.0 million maximum collateral commitment based on eligible inventory and accounts receivable at our United Kingdom subsidiary. The Burdale Bank facility matures on October 15, 2015. Among other events of default listed therein, any event of default under the ABL Facility would result in an event of default under the U.K. Revolver. Any event of default under the U.K. Revolver would preclude us from borrowing under the U.K. Revolver or cause an acceleration of the amounts outstanding thereunder, among other remedies listed therein.
10. Income Taxes
We account for taxes under the liability method of computing deferred income taxes. Under the liability method, deferred income taxes are based on the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities and are adjusted for tax rate changes as they occur. Deferred tax assets are reduced by valuation allowances to the extent their realization is uncertain.
The following table summarizes our provision for income taxes and the related effective tax rates:

	Three Months Ended March 31,
	2014	2013
Loss before income taxes	$(17,702)	$1,099
Income tax expense (benefit)	20,674	902
Effective tax rate	(116.8)%	82.1%
For the three months ended March 31, 2014, we recorded a 116.8% effective tax rate compared to 82.1% for the three months ended March 31, 2013. The tax rate for the three months ended March 31, 2014 differs from the U.S. statutory tax rate of 34% mainly due to the recognition of a full valuation allowance associated with our U.S. net deferred tax assets during the quarter and the continued recognition of a full valuation allowance in certain of our foreign jurisdictions.
After taking into account the pre-tax loss incurred during the three months ended March 31, 2014, we determined that a full valuation allowance should be recorded against the entire net deferred tax asset that was recognized at December 31, 2013. Negative evidence in the form of a recent history of losses resulted in the determination that the realized net deferred tax asset of $20.7 million at March 31, 2014, should be fully reserved. In considering the need for the additional valuation allowance, we ignored netting a deferred tax liability of $10.2 million associated with indefinite long-lived intangibles because these liabilities cannot be used to offset our net deferred tax asset when determining the amount of valuation allowance required. In light of our higher than expected losses in the current quarter and expected losses going forward, we will continue to recognize a full valuation allowance for deferred taxes until substantial positive evidence supports its reversal.
11. Employee Benefit Plans
Pension Benefit Plans - We sponsor various qualified and non-qualified pension plans in the United States and United Kingdom which cover all eligible employees, as defined. Our qualified pension liability relates to two defined benefit plans: one covering the former salaried and union employees of Buffalo China, which are frozen, and a defined benefit plan covering employees in the U.K. Our non-qualified pension plan liability relates to two unfunded plans designed to provide additional retirement benefits to former executives of Oneida; the Supplemental Executive Retirement Plan and the Restoration Plan. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. We anticipate contributing approximately $2.0 million to our pension plans for the full year 2014.
The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	Pension Benefits - Qualified Plans				Pension Benefits - Non-qualified Plans
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$3	$3	$—	$—
Interest cost	290	277	54	54	103	104
Expected return on plan assets	(371)	(339)	(119)	(87)	—	—
Net periodic benefit cost	(81)	(62)	(62)	(30)	103	104
Net benefit cost	$(81)	$(62)	$(62)	$(30)	$103	$104
Other Post-Retirement Benefit Plans – We sponsor various other post-retirement benefit plans of our Anchor Hocking and Oneida subsidiaries which provide certain healthcare and life insurance benefits. Based on the size and nature of the liability we have elected to perform an ASC 715-60 calculation of the post-retirement health benefits for our Oneida Canada (non-U.S. Plan) on a biennial basis. Therefore the liability for 2013 is based on the calculation done for December 31, 2012, and will be re-valued in 2014. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations.
The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	Other Post-retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Service cost	$7	$7	$—	$—
Interest cost	6	5	—	3
Expected return on plan assets	—	—	—	—
Recognized actuarial (gain) loss	(8)	(7)	—	2
Net periodic benefit cost	5	5	—	5
Net benefit cost	$5	$5	$—	$5
12. Stockholders’ Equity (Deficit)
Common Stock - Our authorized capital stock consists of 100,000,000 shares of common stock with a par value of $.0001 per share, with 20,551,626 shares outstanding as of March 31, 2014.
Preferred Stock - Our authorized capital stock consists of 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with no shares outstanding as of March 31, 2014.
Earnings Per Share - Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share, and all other diluted per share amounts presented, are determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Under the treasury stock method, the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended March 31, 2014 and 2013, include the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options and warrants when dilutive (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net (loss) income attributable to common stockholders — basic and diluted	$(38,339)	$197
Weighted average number of common shares outstanding	20,548	12,190
Dilutive effect of outstanding stock options and warrants after application of the treasury stock method	—	—
Dilutive shares outstanding	20,548	12,190
Basic (loss) earnings per share attributable to common stockholders	$(1.87)	$0.02
Diluted (loss) earnings per share attributable to common stockholders	$(1.87)	$0.02
For the three months ended March 31, 2014, diluted earnings per share exclude approximately 234,563 shares issuable upon exercise of outstanding stock options and 5,838,334 shares underlying our warrants as the effect would have been anti-dilutive. Earnout Shares of 1,250,000 and 284,091 shares held by sponsors of ROI have not been considered in the basic or diluted per share calculation since they have not vested as of March 31, 2014.
As of March 31, 2014, there were 234,563 shares of common stock issuable upon exercise of outstanding options and 5,838,334 shares of common stock issuable upon exercise of outstanding warrants.
Common Stock Warrants - We issued 11,676,667 warrants, which are exercisable for 5,838,334 shares of common stock at $6.00 per half share.
Dividends - The terms of the Term Loan and ABL Facilities restrict the payment or distribution of our cash or other assets, including cash dividend payments.
13. Share-Based Compensation

Share-based compensation is accounted for in accordance with FASB ASC Topic 718, Compensation - Stock Compensation (“ASC 718”) and FASB ASC Topic 505-50, Equity - Equity Based Payment to Non-Employees (“ASC 505-50”), which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of operations over the requisite service periods. We use the straight-line method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For stock options granted in 2013 and 2012, the compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718.
The following table summarizes our share-based compensation expense (in thousands):

	Three Months Ended March 31,
	2014	2013
Share-based compensation expense	$(60)	$39
Stock Option Grants - In 2012, Former EveryWare adopted the EveryWare Global, Inc. 2012 Stock Option Plan (the “2012 Plan”). The provisions of the 2012 Plan allow the awarding of nonqualified stock options on our common stock to key employees and directors. Shares of Former EveryWare’s nonvoting common stock authorized and issued under the 2012 Plan were converted to equivalent shares of our common stock as a result of the Business Combination. The aggregate number of options on our common stock that may be granted under the 2012 Plan may not exceed 1,354,993 shares. In 2012, options to acquire 583,635 shares of nonvoting common stock were issued to certain senior executives and members of the Board of Directors. Of these, 233,454 are subject to non-performance time vesting conditions (time vested) and 350,181 are subject to performance vesting conditions.
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
In 2013, we adopted the EveryWare Global, Inc. 2013 Omnibus Incentive Compensation Plan (the “2013 Plan”). The provisions of the 2013 Plan allow the awarding of a variety of stock award types to our employees and directors of the Company. The aggregate number of options of our common stock that may be granted under the 2013 Plan may not exceed 870,000 shares. During 2013, there were grants of 352,674 of stock options. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. All of the options issued are subject to time vesting conditions and vest ratably and become exercisable over a period of five years from the date of grant. Each of the options expires 10 years after its date of grant. Options granted under the 2013 Plan are not subject to accelerated vesting and do not become exercisable upon the consummation of any change of control transaction. There were no performance based options issued in 2013 under the 2013 Plan.
A summary of the status of our Non-Performance stock options as of March 31, 2014 and changes during the three month period ending March 31, 2014 are presented below:

Non-Performance Stock Options	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2013	568,516	$9.15	9.3	$476
Granted	—	—	0	—
Exercised	—	—	0	—
Forfeited	(333,953)	8.63	0	—
Outstanding at March 31, 2014	234,563	$9.93	9.0	$—
Exercisable at March 31, 2014	38,041	$11.93	9.0	$—
Nonvested at December 31, 2014, expected to vest	196,522	$9.57	8.3	$—
A summary of the changes for our Performance stock options for the period ended as follows:

Performance Stock Options	March 31, 2014	December 31, 2013
Balance — Beginning of the year	333,921	350,181
Granted	—	—
Vested	—	—
Forefeited	(288,613)	(16,260)
Balance — March 31, 2014	45,308	333,921
As of March 31, 2014, the total unrecognized compensation cost related to non-vested options granted was $1.3 million for the non-performance options and $0.1 million for the performance options. For the three months ended March 31, 2014, compensation income recorded was $0.2 million related to the non-performance options and compensation expense recorded was $0.0 million related to the performance options.
Restricted Stock Awards - Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment prior to the end of a restricted period set by the compensation committee of the board of directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise.
In 2013, we awarded 28,911 shares of common stock to nonemployee members of our Board of Directors under the 2013 Plan with a grant date fair value of $0.2 million. The total compensation expense relating to awards of restricted stock was $0.2 million for the year ended December 31, 2013. In 2014, we awarded 45,739 shares of common stock to nonemployee members of our Board of Directors under the 2013 plan with a grant date fair value of $0.4 million. The compensation expense relating to awards of restricted stock was $0.1 million as of March 31, 2014.
Shares can no longer be issued under the 2012 Plan. As of March 31, 2014, a total of 590,992 shares were available from the 870,000 shares authorized for award under our 2013 Plan, including cumulative forfeitures.
Repurchase of Common Stock - We did not repurchase any of our common stock during 2014.
14. Comprehensive Income (Loss)
Comprehensive income (loss), in addition to net income (loss), includes as income or loss the following items, which if present are included in the equity section of the balance sheet: unrealized gains and losses on certain investments in debt and equity securities; foreign currency translation; gains and losses on derivative instruments designated as cash flow hedges; and pension and post-retirement liability adjustments. We disclose comprehensive loss in the consolidated statements of stockholders’ deficit. The following table summarizes the changes in accumulated other comprehensive loss for the three months ended March 31, 2014 (in thousands):

	Foreign Currency Translation	Pension and Other Post-retirement Benefit Plans	Natural Gas Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(1,072)	$2,757	$42	$1,727
Other comprehensive income (loss) before reclassifications	(56)	—	48	(8)
Amounts reclassified from accumulated other comprehensive loss	—	—	(17)	(17)
Net period change	(56)	—	31	(25)
Tax effect	—	—	—	—
Balance at March 31, 2014	$(1,128)	$2,757	$73	$1,702
Amounts reclassified from accumulated in other comprehensive loss to (loss) earnings during the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Natural gas hedge
Net (gain) loss reclassified to earnings	$(17)	$(294)
Total before tax	(17)	(294)
Tax provision (benefit)	—	(301)
Net of Tax	$(17)	$(595)
We recognize net periodic pension cost, which includes amortization of net actuarial gains and losses, in selling, distribution and administrative expense and cost of sales, depending on the functional area of the underlying employees included in the plans.
Our derivative instruments primarily include foreign currency forward agreements related to certain forecasted inventory purchases from suppliers and usage of natural gas in production of finished goods. We recognize the realized gains and losses on derivative instruments in the same line item as the hedged transaction, cost of sales, or other (income) and expense.
15. Segment Reporting
We operate our business in four segments: consumer, foodservice, specialty and international. The international segment includes all countries in which we operate other than the U.S. and Canada.

•
Consumer: Our consumer segment provides a broad array of tabletop, food preparation, and pantry products at a variety of price points to retail customers, primarily under the Anchor Hocking® and ONEIDA® brands and through licensing arrangements. Sales in our consumer segment are made to mass merchants, discount retailers, specialty stores, department stores, and grocery stores, as well as to consumers through our e-commerce site. We believe our consumer customers select us based on our breadth of category assortment, innovative products, brand recognition strength, consistent quality, and reliable service.

•
Foodservice: Our foodservice segment provides flatware, dinnerware, beverageware, barware, hollowware, and banquetware to the foodservice industry. Sales in our foodservice segment are made to equipment and supply dealers, broadline distributors, hotels, casinos, and chain restaurants, as well as airlines and cruiselines. We believe our foodservice customers rely on our broad product portfolio, superior design and innovation, reliable service, and brand recognition strength.

•
Specialty: Our specialty segment offers glassware products to candle and floral wholesalers, direct sellers, industrial lighting manufacturers and distillers, and distributors of premium spirits. We offer a variety of accessories for taper, pillar, votive and tealite candles, and floral vases in a broad range of styles, patterns, and colors. We also sell customized spirit bottles to domestic and international premium spirit distillers. We believe our specialty customers select us because of our reliability, operating flexibility and unique manufacturing capabilities, design and innovation, and strong customer service.

•
International: Our international segment serves customers in over 65 countries outside the U.S. and Canada, including customers in the European Union, Latin America, the Caribbean, Africa, the Middle East, and Asia. Our international segment includes all product categories in the consumer and foodservice markets in the countries in which we operate. We sell both our U.S. and United Kingdom manufactured glassware and bakeware and our sourced flatware, dinnerware, barware, hollowware, and banquetware internationally. We primarily market our products internationally under the Viners®, Anchor Hocking®, Sant’ Andrea®, Mermaid®, George Wilkinson®, Great British Bakeware®, Longlife®, Ana Maria Braga®, W.A. Rogers®, and ONEIDA® brands.

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
The following table presents our segment information (in thousands):

	Three Months Ended March 31,
	2014		2013
	Revenues	%	Revenues	%
Net revenue
Consumer	$32,587	34.4%	$34,744	34.9%
Foodservice	25,326	26.7%	30,779	31.0%
Specialty	23,150	24.4%	23,402	23.6%
International	12,183	12.8%	8,806	8.9%
Total segment net revenue	93,246	98.3%	97,731	98.4%
License fees	1,596	1.7%	1,609	1.6%
Total revenue	$94,842	100.0%	$99,340	100.0%

Segment contribution before unallocated costs
Consumer	$4,209	12.9%	$3,422	9.8%
Foodservice	5,947	23.5%	7,816	25.4%
Specialty	3,195	13.8%	3,090	13.2%
International	133	1.1%	719	8.2%
Total segment contribution	$13,484		$15,047
Less:
Unallocated manufacturing costs	8,488		(1,803)
Unallocated selling, distribution and administrative expense	17,152		11,543
Other (income) expense	(15)		69
Interest expense	5,561		4,139
(Loss) income before taxes	$(17,702)		$1,099
16. Subsequent Events
As part of our efforts to conserve cash and reduce glassware inventory, we intend to temporarily shut down our two U.S. manufacturing facilities while serving customer demand out of existing inventory as well as through purchased product.  The shut down is expected to commence on or about May 15, 2014, and last for approximately 3 to 4 weeks, although certain operations may commence sooner and overall timing is dependent on numerous business factors including our ability to resolve our liquidity issues in the short term.  During the shut down, certain employees will be furloughed without pay. As noted, we intend to continue to market and sell our products during this temporary closure and furlough.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Form 10-Q and our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. See Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for additional information regarding risk factors that may impact our estimates.”
Company Overview
We are a leading global marketer of tabletop and food preparation products for the consumer, foodservice, and specialty markets. We operate our business in four segments: consumer, foodservice, specialty, and international. International includes all countries in which we operate other than the U.S. and Canada.
We offer a comprehensive line of tabletop and food preparation products, such as bakeware, beverageware, serveware, storageware, flatware, dinnerware, crystal, banquetware, and hollowware; premium spirit bottles; cookware; gadgets; candle and floral glass containers; and other kitchen products. We market our products globally under the Anchor Hocking®, Anchor®, Anchor Home®, FireKing®, ONEIDA®, Buffalo China®, Delco® and Sant’ Andrea® brands; in Europe under the Viners®, MermaidTM, George WilkinsonTM, Great British Bakeware®, Longlife® and RTATM brands; and in Latin America under the Ana Maria Braga®, Anchor Hocking®, ONEIDA® and W.A. Rogers® brands. Our customers range from Fortune 500 companies to medium and small-sized companies in the consumer, foodservice, business-to-business, and e-commerce channels. We own and operate two glass manufacturing plants in the U.S., in Lancaster, Ohio, and Monaca, Pennsylvania. We lease two metal bakeware manufacturing plants in Burnley and Oldbury, United Kingdom, and an assembly facility in Fakenberg, United Kingdom, and source a variety of tableware products from third parties, primarily in Asia and Europe.
The Company’s website can be found at www.everywareglobal.com. All reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, along with our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all other related reports are made available on our Company website under Investor Relations. The Company’s shares are traded on the NASDAQ stock exchange under the ticker symbol EVRY.
Special Note Regarding Smaller Reporting Company Status
We are considered a “smaller reporting company” under applicable regulations of the SEC and are therefore eligible for relief from certain disclosure requirements. In accordance with such provisions, we have elected to provide our audited consolidated statements of operations and comprehensive (loss), cash flows and changes in stockholders’ equity for two, rather than three, years. As a result, we provided a discussion of changes in results of operations and cash flows for two, rather than three, years in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.
Recent Events and Outlook
As part of our efforts to conserve cash and reduce glassware inventory, we intend to temporarily shut down our two U.S. manufacturing facilities while serving customer demand out of existing inventory as well as through purchased product.  The shut down is expected to commence on or about May 15, 2014, and last for approximately 3 to 4 weeks, although certain operations may commence sooner and overall timing is dependent on numerous business factors including our ability to resolve our liquidity issues in the short term. See "--Liquidity and Capital Resources." During the shut down, certain employees will be furloughed without pay. As noted, we intend to continue to market and sell our products during this temporary closure and furlough.
One of our key operational initiatives is reducing inventory through a realignment of manufacturing capacity with demand. Beginning in January 2014, we reduced production by shutting down one of our glass furnaces. Because certain of our manufacturing costs and a significant portion of our selling, general and administrative expenses are fixed, lower production levels had a negative impact on gross margin and cash flow in the quarter ended March 31, 2014 due to unfavorable changes in cost absorption. See “--Results of Operations-Cost of Sales” below. We anticipate that one of our glass furnaces will remain closed through the remainder of 2014.
As a result of our constraints on liquidity, we are focused on generating increased free cash flow during 2014.  We have retained Alvarez & Marsal, a leading global professional services firm that delivers performance improvement, turnaround management, and business advisory services, to lead our cash saving initiatives and provide other related support to our finance function.  We have also retained Forsythe, a specialist in strategic sourcing, to lead the effort to consolidate our supply base.
In January 2014, we announced our plans to close our regional office in Oneida, New York, and a smaller satellite office in Melville, New York, as part of our ongoing integration of the Oneida business.
Trends
Market conditions in North America gradually improved during the first half of 2013; however, the macroeconomic business environment in North America became more challenging during the third and fourth quarters of 2013 as consumer sentiment declined and the threat of a federal government shutdown slowed consumer and business spending. In Western Europe, stagnant economic conditions continue to present challenges to achieving our international segment growth goals. Volume growth in our specialty and international segments, including the impact of our U.K. acquisition, offset the challenging macroeconomic business environment for our consumer and foodservice segments, principally in North America. We continue to manage our cost structure and leverage our global footprint in an effort to improve our overall profitability.
During the first quarter of 2014, our end markets continued to be challenging. Consumer sentiment and major retailer and restaurant demand declined as adverse weather conditions in the south and along the east coast impacted store and restaurant traffic. In addition, as part of our capacity and product rationalization review we made the decision to no longer pursue some lower margin beverageware business, which impacted net sales for the quarter. As a result of these factors our net sales were down 4.5%
Factors that Impact Operating Results
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
We derive our revenue from the sale of tabletop and food preparation products and license fees. Net sales represent total charges to customers, excluding rebates, allowances, charge-backs, and other credits and includes freight charged to customers as applicable. Our license revenue results from royalty payments from licensing our ONEIDA® brand to third-parties, with the majority of our license revenue coming from one licensee, Robinson Home Products, Inc. See Note 2 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for a description of our revenue recognition policies.
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
Results of Operations
The table below sets forth our results of operations for the three-months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	%	2013	%
Total revenues	$94,842	100.0	$99,340	100.0
Cost of sales	80,984	85.4	73,505	74.0
Gross margin	13,858	14.6%	25,835	26.0%
Operating expenses:
Selling, distribution and administrative expenses	25,346	26.7	20,528	20.7
Restructuring expense	96	0.1	—	—
Long-lived asset impairment	572	0.6	—	—
Total operating expenses	26,014	27.4%	20,528	20.7%
(Loss) income from operations	(12,156)	(12.8)	5,307	5.3
Other (income) expense, net	(15)	—	69	0.1
Interest expense	5,561	5.9	4,139	4.2
(Loss) income before income taxes	(17,702)	(18.7)%	1,099	1.0%
Income tax expense	20,674	21.8	902	0.9
Net (loss) income	(38,376)	(40.5)	197	0.1
Less: Non-controlling interest in subsidiary’s loss	(37)	—	—	—
Net (loss) income attributable to common stockholders	$(38,339)	(40.5)%	$197	0.1%
EBITDA (1)	$(7,692)	(8.1)	$9,127	9.2
Adjusted EBITDA (1)	$(3,399)	(3.6)	$10,653	10.7

(1)
For a reconciliation from our net loss attributable to common stockholders to EBITDA and Adjusted EBITDA, see “- Reconciliation of Non-GAAP Financial Measures to GAAP Measures” following the discussion of our results of operations.

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013
Total Revenues. Net sales by segment, as a percentage of total revenues, and net sales change in dollars and percentage, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013 were as follows:

	Three Months Ended March 31,
	2014	%	2013	%	Change	%
Net Sales
Consumer	$32,587	34.4%	$34,744	34.9%	$(2,157)	(6.2)%
Foodservice	25,326	26.7	30,779	31.0	(5,453)	(17.7)
Specialty	23,150	24.4	23,402	23.6	(252)	(1.1)
International	12,183	12.8	8,806	8.9	3,377	38.3
Total segment net sales	93,246	98.3	97,731	98.4	(4,485)	(4.6)
License fees	1,596	1.7	1,609	1.6	(13)	(0.8)
Total revenues	$94,842	100.0%	$99,340	100.0%	$(4,498)	(4.5)%
Total revenue decreased $4.5 million, or 4.5%, from $99.3 million for the three months ended March 31, 2013, to $94.8 million for the three months ended March 31, 2014. The decrease in total revenue was driven by decreases in net sales in all segments except our international segment, where revenues were up primarily as a result of our Metalrax acquisition. Within our business segments, revenues for 2014 as compared to 2013 were as follows:

•
Consumer - Consumer segment revenues decreased $2.2 million, or 6.2%, from $34.7 million for the three months ended March 31, 2013, to $32.6 million for the three months ended March 31, 2014. The change in net sales was primarily driven by lower promotional sales in our Club and Grocery channels and our decision to move away from lower margin beverageware business.

•
Foodservice - Foodservice segment revenues decreased $5.5 million, or 17.7%, from $30.8 million for the three months ended March 31, 2013, to $25.3 million for the three months ended March 31, 2014. The change in net sales was primarily driven by a decrease in sales to our distribution and chain restaurant customers due to the effect of adverse weather conditions in the south and along the east coast on store and restaurant traffic. In addition, sales to our Hotel, Gaming, and Cruiseline customers were lower due to the timing of new program launches, that positively impacted sales for the three months ended March 31, 2013.

•
Specialty - Specialty segment revenues decreased $0.3 million, or 1.1%, from $23.4 million for the three months ended March 31, 2013, to $23.2 million for the three months ended March 31, 2014, primarily due to lower Direct Sell and Candle/Floral sales which were partially offset by growth in our spirits bottle offerings and our specialty storage products.

•
International - International segment revenues increased $3.4 million, or 38.3%, from $8.8 million for the three months ended March 31, 2013, to $12.2 million for the three months ended March 31, 2014. The increase was in part driven by our U.K. Metalrax acquisition and by growth in our traditional U.K. operations through strong performance in all of our channels, most notably in the consumer, retail, and web portions of the business.

License fees decreased $13 thousand, or 0.8%, from $1.6 million for the three months ended March 31, 2013, to $1.6 million for the three months ended March 31, 2014.
Cost of Sales. Cost of sales includes product costs such as products purchased for resale, material costs such as raw materials and supplies, direct and indirect labor and overhead, and freight costs. Cost of sales increased $7.5 million, or 10.2%, from $73.5 million for the three months ended March 31, 2013, to $81.0 million for the three months ended March 31, 2014. The increase is primarily due to $7.2 million of unfavorable changes in cost absorption resulting from lower production levels, and to a lesser degree, higher utility costs resulting from the colder than normal winter, higher freight and packaging costs, and the impact of our Metalrax acquisition.
Gross Margin. Gross margin as percentage of total revenue was 14.6% for the three months ended March 31, 2014, as compared to 26.0% for the three months ended March 31, 2013. The change in gross margin rate was primarily due to the unfavorable changes in cost absorption resulting from lower production levels, higher factory costs, and the mix of sales by segment for the year. Net sales grew in our international segment, which typically generate lower margin rates than our foodservice segment.
Segment Contribution. Segment contribution is defined as segment income before taxes and before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, other income (expense), and interest income. See Note 15 to our audited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a reconciliation of total segment contribution to (loss) income before taxes. Segment contribution by segment, as a percentage of segment net sales, and segment contribution change in dollars and percentage, for the period ended March 31, 2014, compared to the period ended March 31, 2013, were as follows:

	Three Months Ended March 31,
	2014	%	2013	%	Change	%
Consumer	$4,209	12.9%	$3,422	9.8%	$787	23.0%
Foodservice	5,947	23.5%	7,816	25.4%	(1,869)	(23.9)%
Specialty	3,195	13.8%	3,090	13.2%	105	3.4%
International	133	1.1%	719	8.2%	(586)	(81.5)%
Segment Contribution	$13,484		$15,047		$(1,563)	(10.4)%

•
Consumer - The consumer segment contribution as a percentage of segment sales was 12.9% for the three months ended March 31, 2014, as compared to 9.8% for the three months ended March 31, 2013. The change in contribution margin rate in the comparative years is due to higher pricing and a higher proportion of our net sales occurring in bakeware products than beverageware, which typically generate a higher margin rate.

•
Foodservice - The foodservice segment contribution as a percentage of segment sales was 23.5% for the three months ended March 31, 2014, as compared to 25.4% for the three months ended March 31, 2013. The change in contribution margin rate was primarily due to lower volumes to higher margin distribution customers and a shift in product mix with lower flatware and dinnerware sales.

•
Specialty - The specialty segment contribution as a percentage of segment sales increased from 13.2% for the three months ended March 31, 2013, to 13.8% for the three months ended March 31, 2014. The change in contribution margin rate was primarily due to improved margins in our spirit bottle business.

•
International - The international segment contribution decreased from 8.2% for the three months ended March 31, 2013, to 1.1% for the three months ended March 31, 2014. The change in contribution margin rate was primarily due to our Metalrax acquisition which has lower margins than other parts of the international segment and promotional activities in our commercial accounts and our direct-to-consumer business within our traditional U.K. operations. Additionally, we generated a higher proportion of sales through our beverageware offerings, which is a lower margin product category.

Total Operating Expenses. Total operating expenses increased $5.5 million from $20.5 million for the three months ended March 31, 2013, to $26.0 million for the three months ended March 31, 2014. Total operating expenses as a percentage of total revenues increased 6.7% from 20.7% or the three months ended March 31, 2013, to 27.4% for the three months ended March 31, 2014. The changes in operating expenses were primarily due to the following:

•
Selling, Distribution, and Administrative Expenses. Selling, distribution, and administrative expenses increased $4.8 million, or 23.5%, from $20.5 million for the three months ended March 31, 2013, to $25.3 million for the three months ended March 31, 2014. The increase was primarily the result of employee separation expenses related to organizational changes, consulting fees to assist in the development of cost savings initiatives, and costs associated with Metalrax’s operations, which was acquired during the second quarter of 2013.

•
Restructuring Expense. For the period ended March 31, 2014, restructuring expenses included $0.1 million of employee related costs associated with the closing our regional office in Oneida, New York, and a smaller satellite office in Melville, New York, as part of our ongoing integration of the Oneida business. We did not record any restructuring charges for the period ended March 31, 2013.

•
Long-lived asset impairment. We recognized an impairment charge of $0.6 million for the period ended March 31, 2014, relating to write-down of manufacturing equipment no longer in use. We did not record any impairment charges for the period ended March 31, 2013.

Other (Income) Expense. Other expense was $0.1 million for the three months ended March 31, 2013, as compared to other income of $15 thousand for the three months ended March 31, 2014. For the three months ended March 31, 2014, other income included the amortization of deferred revenue related to Anchor Hocking’s sale-leaseback of $0.2 million, which was partially offset by foreign exchange losses. For the three months ended March 31, 2013, other expense included the amortization of deferred revenue related to Anchor Hocking’s sale-leaseback of $0.2 million, which was offset by foreign exchange losses.
Interest Expense. Interest expense increased $1.4 million from $4.1 million for the three months ended March 31, 2013, to $5.6 million for the three months ended March 31, 2014. The increase in interest expense is attributable to higher average debt balances, which was partially offset by the impact of an improvement in interest rates.
Income Tax Expense. Income tax expense increased $19.8 million from $0.9 million for the three months ended March 31, 2013, to $20.7 million for the three months ended March 31, 2014. We did not recognize a tax benefit from consolidated pre-tax losses generated for the three months ended March 31, 2014 since we have determined that the resulting deferred tax assets should not receive any benefit and a full tax valuation allowance should be recorded for the quarter. After taking into account the pre-tax loss incurred during the three months ended March 31, 2014, we determined that a full valuation allowance should be recorded against the entire net deferred tax asset that was recognized at December 31, 2013. Negative evidence in the form of a recent history of losses resulted in the determination that the realized net deferred tax asset of $20.7 million at March 31, 2014, should be fully reserved. In considering the need for the additional valuation allowance, we ignored netting a deferred tax liability of $10.2 million associated with indefinite long-lived intangibles because these liabilities cannot be used to offset our net deferred tax asset when determining the amount of valuation allowance required. In light of our higher than expected losses in the current quarter and expected losses going forward, we will continue to recognize a full valuation allowance until substantial positive evidence supports its reversal.
Net (Loss) Income. Net loss increased $38.6 million from net income of $0.2 million for the three months ended March 31, 2013, to a net loss of $38.4 million for the three months ended March 31, 2014, primarily as a result of the factors discussed above.
Non-controlling Interest in Subsidiary’s Loss. Included in net loss is a loss of approximately $37 thousand for the three months ended March 31, 2014, representing the non-controlling interest of our joint venture in Brazil.
Net (Loss) Income Attributable to Common Stockholders. Net loss attributable to common stockholders increased $38.5 million to $38.3 million for the three months ended March 31, 2014 compared to net income of $0.2 million for the three months ended March 31, 2013, primarily as a result of the factors discussed above.
EBITDA. EBITDA decreased $16.8 million, from $9.1 million for the three months ended March 31, 2013, to a loss of $7.7 million for the three months ended March 31, 2014. The decrease in EBITDA was primarily due to the unfavorable changes in cost absorption resulting from lower production levels, higher factory costs, the mix of sales by segment for the year, and higher operating expenses resulting from employee separation expenses as discussed above. As a percentage of total revenue, EBITDA decreased from 9.2% for the three months ended March 31, 2013, to (8.1%) for the three months ended March 31, 2014.
Adjusted EBITDA. Adjusted EBITDA decreased $14.1 million from $10.7 million for the three months ended March 31, 2013, to a loss of $3.4 million for the three months ended March 31, 2014. As a percentage of total revenue, Adjusted EBITDA was (3.6%) and 10.7% for the three months ended March 31, 2014 and 2013, respectively.
Reconciliation of Non-GAAP Financial Measures to GAAP Measures
EBITDA is defined as net income (loss) attributable to common stockholders before interest, income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus:

•	certain restructuring expenses including severance and termination-related payments;

•	certain acquisition/merger-related transaction fees;

•	inventory adjustments;

•	certain other adjustments for non-recurring asset impairments and other items that management believes are not representative of our core operating performance.
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

	Three Months Ended March 31,
	2014	2013
Net (loss) income attributable to common stockholders	$(38,339)	$197
Interest expense	5,561	4,139
Income tax expense	20,674	902
Depreciation and amortization	4,412	3,889
EBITDA	(7,692)	9,127
Restructuring charges/severance & termination payments (a)	3,034	232
Acquisition/merger-related transaction fees (b)	112	607
Inventory write-down (c)	423	262
Long-lived asset impairments (d)	572	—
Other (e)	152	425
Adjusted EBITDA	$(3,399)	$10,653

(a)
Includes restructuring expenses and various professional, consulting and business advisory services in connection with the identification and implementation of synergies and cost improvements. In 2014, adjustments consisted of (i) $2.2 million of severance and termination-related payments, (ii) $0.3 million of restructuring costs related to the closure of our regional office in Oneida, New York, and a smaller satellite office in Melville, New York, and (iii) $0.5 million in professional, consulting and business advisory services in connection with the identification and implementation of synergies and cost improvements. In 2013, adjustments consisted of $0.2 million related to severance costs.

(b)	Represents fees, costs, and expenses incurred in connection with permitted acquisitions or potential permitted acquisitions.

(c)	Represents adjustments for FIFO inventory valuations, lower-of-cost-or-market valuations and changes in the obsolete inventory reserve, which is a component of cost of sales.

(d)	Represents non-recurring asset impairments. In 2014, we recorded $0.6 million in long-lived asset impairment relating to the write-down of manufacturing equipment no longer in use.

(e)	Primarily represents foreign exchange gains and losses and non-cash compensation expense.
Liquidity and Capital Resources
Historically, our primary sources of liquidity were cash flows from operations and borrowing availability under our ABL Facility (as defined below) and our U.K. borrowing facility. Currently, because we have experienced a recent history of negative cash flows from operations, our primary source of liquidity is borrowings under the ABL facility. Our primary uses of cash are working capital requirements, capital expenditures, and debt service requirements. At March 31, 2014, we had cash of approximately $2.4 million and approximately $9.6 million and $0.0 million of unused availability remaining under our ABL Facility and U.K. borrowing facility, respectively.
At March 31, 2014, we had outstanding ABL Facility borrowings of approximately $35.3 million subject to variable interest rates at a weighted average rate of 2.24% and outstanding letters of credit issued under the facility of approximately $10.1 million. Currently, our ABL Facility has a maximum commitment from our lenders of $55.0 million (including a $5.0 million increase we obtained on October 28, 2013). We may request an increase in the commitments under our ABL Facility of up to $20.0 million in the aggregate, at the discretion of our lenders and subject to borrowing base limitations under the ABL Facility, which would provide additional liquidity if obtained.

We have experienced a recent history of negative cash flows from operations. Our cash flows from operating activities, together with the remaining availability under our ABL Facility, are not expected to be sufficient to fund our operations in the near future. As part of our efforts to conserve cash and reduce glassware inventory, we intend to temporarily shut down our two U.S. manufacturing facilities while serving customer demand out of existing inventory as well as through purchased product.  The shut down is expected to commence on or about May 15, 2014, and last for approximately 3 to 4 weeks, although certain operations may commence sooner and overall timing is dependent on numerous business factors including our ability to resolve our liquidity issues in the short term.  During the shut down, certain employees will be furloughed without pay. In addition, we have taken actions to defer capital expenditures. We are currently in discussions with the lenders under our ABL Facility about utilizing the remaining $20.0 million of the accordion feature of that facility, which is subject to lender consent, and are also exploring other sources of liquidity, including other borrowings or issuances of equity. In addition, we were not in compliance with the consolidated leverage ratio and the consolidated interest coverage ratio covenants under the Term Loan Agreement as of March 31, 2014, and expect to be in default of these covenants for the remainder of 2014. Our noncompliance with the Term Loan covenants raises substantial doubt about our ability to continue as a going concern. See “-Covenant Compliance.” We do not currently anticipate paying dividends.
As of March 31, 2014, cash held by foreign subsidiaries was approximately $1.2 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.
Debt and Credit Facilities
On May 21, 2013 in connection with the Business Combination, Universal refinanced the $150.0 million term loan facility obligations (the “Old Term Loan”) of Anchor Hocking and Oneida into a new $250.0 million term loan facility (the “Term Loan”) and amended and restated the agreement that underlies our existing ABL revolving credit facility (the “ABL Facility”), which has a maximum initial commitment of $50.0 million. We may request an increase in the commitments under our ABL Facility to up to an additional $25.0 million in the aggregate, at the discretion of our lenders and subject to borrowing base limitation under the ABL Facility. We requested and were granted an increase of the maximum commitment under the ABL Facility by $5.0 million, to a total of $55.0 million, which was effective as of October 28, 2013.
The following table is a summary of our debt outstanding (in thousands):

Short-Term Debt Instrument	Interest Rate	Maturity Date	March 31, 2014	December 31, 2013
U.K. short term borrowing	Variable	Annual renewal	$6,958	$7,802

Long-Term Debt Instrument Classified as Current as of March 31, 2014	Interest Rate	Maturity Date	March 31, 2014	December 31, 2013
Term Loan	Variable	May 21, 2020	$248,123	$248,750
ABL Facility	Variable	May 21, 2018	35,294	15,635
Note payable - PBGC	4.50%	December 31, 2015	600	900
Capitalized leases	Various Fixed		107	171
Total Long-Term Debt			284,124	265,456
Less: Current Portion			(284,124)	(2,972)
Long-Term Debt			$—	$262,484
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
Borrowings under the Term Loan bear interest at a rate equal to (i) in the case of base rate loans, a rate equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50% and (c) the Eurodollar rate for a one-month interest period plus 1.00% (provided that the base rate will be deemed to be not less than 2.25%), plus a margin of 5.25%, or (ii) in the case of Eurodollar loans, a Eurodollar rate equal to (a) LIBOR divided by (b) one minus an applicable reserve requirement (subject to a LIBOR floor of 1.25% per annum), plus a margin of 6.25%. Principal amortization is payable in consecutive quarterly installments beginning September 30, 2013, in the amount of 0.25% of the amount of the Term Loan outstanding on the Term Loan Closing Date until maturity.
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
As of March 31, 2014, our actual consolidated leverage ratio was 7.39 to 1.00, as defined in the Term Loan Agreement, and our actual consolidated interest coverage ratio was 1.93 to 1.00, as defined in the Term Loan Agreement. Consolidated leverage ratio is defined in the Term Loan Agreement as (a) consolidated funded indebtedness (as defined in the Term Loan Agreement) (net of unrestricted cash and cash equivalents in an amount not to exceed $20.0 million) as of the applicable date divided by (b) consolidated EBITDA for the most recently completed measurement period. Consolidated interest coverage ratio is defined as (a) consolidated EBITDA for the most recently completed measurement period divided by (b) consolidated cash interest charges for such measurement period.
The definition of Consolidated EBITDA in our Term Loan Agreement is different than the Company’s definition of Consolidated EBITDA. Consolidated EBITDA is defined in the Term Loan Agreement as consolidated net income plus depreciation expense, amortization expense, interest expense, tax expense, certain long-term incentive plan and other compensation expense, other non-cash deductions, losses or expenses that do not represent an accrual or reserve for potential cash items in any future period, provision for LIFO and deferred variance adjustments for inventory valuations, extraordinary losses, cash restructuring charges, fees and expenses (provided that the aggregate amount of all cash restructuring charges, fees and expenses added back shall not exceed 15% of consolidated EBITDA for the period calculated on a pro forma basis after giving effect to all adjustments thereto), professional fees and expenses incurred and costs under employee retention programs, foreign currency translation gains or losses, certain transaction costs, fees, indemnities and expenses paid to the members of the board of directors, business interruption insurance proceeds, fees, costs or expenses incurred in connection with acquisitions, the amount of certain “run rate” cost savings, operating expense reductions and cost synergies projected by us that are reasonably identifiable and factually supportable (subject to the limitation discussed below) and further adjusted to subtract, without duplication, cancellation of debt income arising as a result of the repurchase of Term Loans permitted under the agreement, non-cash gains included in consolidated net income, cash payments made in the measurement period in respect of non-cash charges taken in any prior measurement period, to the extent not deducted in the calculation of net income, actual fees, costs and expenses associated with the proceeds of business interruption insurance to the extent such amounts are the basis of such recovery and extraordinary gains.
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
Set forth below is a reconciliation of our consolidated EBITDA, calculated under our Term Loan Agreement, from net income for the four quarters ended March 31, 2014 (in thousands):

	Quarter ended				Four Quarters ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2013	2013	2013	2014	2014
Net Loss attributable to common stockholders	$(2,200)	$(1,106)	$(14,292)	$(38,339)
Interest expense	12,649	5,498	6,036	5,561
Income tax (benefit) expense	(662)	(660)	2,962	20,674
Depreciation and amortization	3,982	4,222	4,112	4,412
EBITDA	13,769	7,954	(1,182)	(7,692)
Non-cash restructuring and non-recurring charges (a)	128	457	1,342	2,499
Cash restructuring charges and fees (b)	205	275	1,700	706
Professional fees and expenses (c)	75	271	1,485	1,426
Transaction fees (d)	211	423	504	24
Permitted acquisition costs (e)	414	(82)	821	88
Deferred variance adjustments for inventory valuations (f)	395	643	8,692	423
Sponsor and board of director fees (g)	200	186	139	168
Other (h)	366	(1,251)	890	148
Adjusted EBITDA	$15,763	$8,876	$14,391	$(2,210)	$36,820
Synergies (i)					1,121
Permitted acquisition - Metalrax (j)					1,119
Consolidated EBITDA as defined in the Term Loan Agreement					$39,060

(a)
Primarily represents non-cash restructuring, non-cash non-recurring charges including non-recurring asset impairments, gains and losses on the disposal of fixed assets, and inventory and accounts receivable write-downs.

(b)	Primarily represents cash expenses in connection with the identification and implementation of synergies, cost improvements and restructuring initiatives.

(c)
Primarily represents various professional, consulting and business advisory services in connection with the identification and implementation of synergies and cost improvements, legal expenses incurred in connection with management changes, and recruiting expenses.

(d)	Represents fees, costs, and expenses incurred in connection with Business Combination.

(e)	Represents fees, costs, and expenses incurred in connection with permitted acquisitions or potential permitted acquisitions.

(f)
Represents charges related to adjustments for FIFO inventory valuations, lower-of-cost-or-market valuations and changes in the obsolete inventory reserve, which is a component of cost of sales. The calculation of the factory manufacturing variance capitalized in inventory was based on historical experience.  In the fourth quarter of 2013, we identified a deviation from historical experience resulting in a change in estimate of $5.9 million.

(g)
Represents fess, indemnities and expenses paid to MCM and its affiliates (prior to the closing of the Business Combination), and fees, indemnities, and expenses paid to members of the board of directors.

(h)
Primarily represents foreign exchange gains and losses, non-cash compensation expense, and gains on bargain purchase, when applicable. We recorded a gain on bargain purchase for our Metalrax acquisition of $1.2 million in the third quarter of 2013.

(i)
Represents the impact of cost saving actions implemented or to be implemented such as the reductions of the Oneida administrative office and IT integration.  The credit agreement provides for addbacks with respect to synergies that have been identified and which are supported by a plan of action. Not included are synergy savings expected to be realized from our Metalrax acquisition quantified in (j) below.

(j)
Represents estimated synergy savings from actions implemented for our Metalrax acquisition, net of EBITDA loss for the period prior to its date of acquisition required to be included per our credit agreement. Both (j) and estimated synergies in (i) are subject to maximum amount per our credit agreement.

Set forth below is a calculation of our consolidated funded indebtedness as of March 31, 2014 (in thousands):

Debt Instrument	2014
U.K. short term borrowing	$6,958
Term Loan	248,123
ABL Facility	35,294
Note payable - PBGC	600
Capitalized leases	107
Total Indebtedness	291,082
Less: Unrestricted Cash	2,411
Funded Indebtedness	$288,671
Set forth below is a summary reconciliation of our consolidated cash interest charges to interest expense for the four quarters ended March 31, 2014 (in thousands):

2014
Consolidated Interest Expense	$29,744
Less:
Interest expense incurred under prior credit facilities	12,649
Deferred financing fees incurred under loan agreement	1,133
Other adjustments	749
Cash Interest Expense under loan agreement	15,213
Multiplier per loan agreement	1.33
Cash Interest Expense	$20,284
The consolidated leverage ratio and the consolidated interest coverage ratio are material components of the Term Loan Agreement. Non-compliance with the consolidated leverage ratio and the consolidated interest coverage ratio result in a default under the Term Loan Agreement. If a financial covenant default occurs under the Term Loan Agreement that is not cured or waived, the requisite lenders under the Term Loan could cause all amounts outstanding under the Term Loan to be due and payable immediately, which would prevent us from borrowing under the ABL Facility and our U.K. Revolver and would have a material adverse effect on our financial position and cash flows. We were not in compliance with all covenants in the Term Loan Agreement as of March 31, 2014.
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
Covenant Compliance

We are currently in default of the consolidated leverage ratio and the consolidated interest coverage ratio covenants under the Term Loan Agreement for the fiscal quarter ended March 31, 2014. As discussed in Note 1, the Term Loan Agreement allows us to “cure” such covenant violations if we make a “Cure Contribution” by the date that is 10 business days after the date on which financial statements are required to be delivered with respect to such fiscal quarter.
On March 31, 2014, the Monomoy Funds provided us with an equity commitment letter pursuant to which the Monomoy Funds committed to offer to purchase securities (which may include preferred stock, convertible preferred stock, debt or convertible debt) from us having an aggregate purchase price in an amount sufficient to fund a Cure Contribution, but no more than $12.0 million in the aggregate, which amount will be reduced by the amount of any other equity raised to fund a Cure Contribution. Subsequent to March 31, 2014, we determined that the $12.0 million maximum commitment contemplated by the equity commitment letter would be insufficient to “cure” the covenant violations for the quarter ended March 31, 2014. We have determined that the amount needed to successfully make a Cure Contribution for the quarter ended March 31, 2014, is approximately $18.7 million. The amount required for a Cure Contribution for the quarter ended March 31, 2014, is higher than originally estimated primarily because Consolidated EBITDA (calculated on a basis consistent with the Term Loan) at March 31, 2014, was lower than originally estimated. The increase in the amount of equity required to “cure” the default is primarily due to the decision to extend the shutdown period of one of our glass furnaces at least through the end of 2014, which resulted in changes to management’s assumptions used in certain adjustments to the calculation of Consolidated EBITDA, and, to a lesser extent, management’s determination, after discussion and review with the Company’s external advisors, that certain changes to the calculation of Consolidated EBITDA were required under the Term Loan Agreement.  Additionally, actual EBITDA (which forms the basis for the initial measurement of Consolidated EBITDA) was lower than anticipated due to weaker than expected operational performance during the quarter ended March 31, 2014. In addition, we currently do not anticipate that we will be in compliance with the Term Loan leverage and interest coverage ratio covenants for the balance of 2014. The amount of any equity contributions needed in subsequent quarters to “cure” the anticipated financial covenant defaults would be dependent upon the results of operations in those quarters. Because the maximum commitment by the Monomoy Funds would be insufficient to cure the breach for the quarter ended March 31, 2014 and because we anticipate that we will not be in compliance for the remainder of 2014, we are pursuing a waiver, forbearance or amendment from our lenders, as well as exploring potential sources of debt and equity financing. The board of directors formed a special committee comprised of certain independent directors unaffiliated with the Monomoy Funds to assist the board of directors in seeking a waiver or forbearance of the existing covenant breaches and an amendment to the Term Loan Agreement, as well as evaluating the Company’s alternatives with respect to equity and debt financing.  The special committee has retained Jefferies LLC and Schulte, Roth and Zabel LLP to assist it in reviewing these alternatives. If we do not obtain a waiver or forbearance and an amendment from our lenders or equity contributions sufficient to utilize the equity “cure” provision in the Term Loan, the Term Loan Agreement will become subject to acceleration by the lenders. There is therefore substantial doubt regarding our ability to continue as a going concern.
If we are not able to cure the violation under the Term Loan Agreement by obtaining an amendment to, forbearance of or waiver under the Term Loan Agreement, or obtain other sources of debt financing and/or proceeds from the sale of equity sufficient to enable us to make a Cure Contribution, it will result in an uncured default under the Term Loan Agreement. If this default under the Term Loan Agreement is not cured or waived, the indebtedness under the Term Loan Agreement would be declared immediately due and payable and, upon acceleration of the outstanding indebtedness under the Term Loan, we would be in default under our ABL Facility and our U.K. Revolver and we could be precluded from borrowing under our ABL Facility and U.K. Revolver, which would have a material adverse effect on our business, financial condition and liquidity. There is no assurance that we will be able to obtain an amendment to, forbearance of or waiver under the Term Loan Agreement, or obtain other sources of debt financing and or equity contribution. As a result, there is substantial doubt regarding our ability to continue as a going concern. Even if we are able to obtain an amendment, forbearance agreement or waiver, we may be required to agree to other changes in the Term Loan Agreement, including increased interest rates or premiums, more restrictive covenants and/or pay a fee for such amendment, forbearance agreement or waiver.
The condensed consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and be able to realize our assets and discharge our liabilities and commitments in the ordinary course of business. Our continuation as a going concern is dependent upon our ability to obtain a waiver or forbearance of the defaults under our Term Loan Agreement and to amend the Term Loan Agreement. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amounts of assets or the amount and classification of liabilities that might result if we are unable to continue as a going concern.
Asset-Based Revolving Credit Facility
On May 21, 2013, the Borrowers entered into a second amended and restated loan and security agreement (hereinafter the “ABL Facility”) by and among the Borrowers, Universal, as a guarantor, each wholly-owned domestic subsidiary of the Borrowers party thereto, as guarantors (together with Universal, the “Guarantors”), each lender from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders. The ABL agreement provides for the ABL Facility, a five-year asset-based revolving credit facility in an initial aggregate principal amount of up to $50.0 million (as may be increased from time to time, the “maximum revolver amount”), subject to the borrowing base limitation described below. Up to an aggregate of $20.0 million will be available to the Borrowers for the issuance of letters of credit, which reduce availability under the ABL Facility. The ABL agreement also provides for borrowings on same-day notice, referred to as “swingline loans.” Borrowing of a swingline loan will reduce availability under the ABL Facility. The Borrowers may request to increase the maximum revolver amount in increments of not less than $5.0 million not more than three times during the term of the ABL agreement, so long as the maximum size of the ABL Facility does not exceed $75.0 million. Any such increase in the maximum revolver amount will be at the discretion of the lenders and certain other eligible lenders and will be subject to the borrowing base limitation described below. On October 28, 2013, we were granted an increase of the maximum commitment under the ABL Facility by $5.0 million to a total of $55.0 million commitment at March 31, 2014, subject to the borrowing base limitation described below. At March 31, 2014, we had $35.3 million of borrowings under the ABL Facility and availability under the ABL Facility of $9.6 million to be drawn upon as needed (which includes a reduction of $10.1 million for outstanding standby letters of credit).
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
Borrowings under the ABL Facility bear interest at a rate equal to (i) in the case of base rate loans, a rate equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50% and (c) the LIBO rate for a one-month interest period plus 1.00%, plus the applicable margin, or (ii) in the case of LIBO rate loans, a LIBO rate equal to (a) LIBOR divided by (b) one minus an applicable reserve requirement, plus the applicable margin. The applicable margin is based upon the quarterly average availability under the ABL Facility for the immediately preceding three-month period as follows:

Tier	Quarterly Average Availability	Applicable LIBO Rate Margin	Applicable Base Rate Margin
1	Greater than $27.5 million	1.50%	0.50%
2	Greater than $13.8 million but less than $27.5 million	1.75%	0.75%
3	Less than $13.8 million	2.00%	1.00%
The ABL Facility contains, among other terms, covenants and events of default customary for similar transactions. These covenants include limitations on the following: (i) incurrence of indebtedness; (ii) liens; (iii) restricted junior payments (including dividends, redemptions, and voluntary payments on certain debt); (iv) restrictions on subsidiary distributions; (v) investments, mergers, and acquisitions; (vi) sales of assets (including subsidiary interests); (vii) transactions with affiliates and (viii) changes in control. In addition, the ABL Facility contains a springing fixed charge coverage ratio financial covenant. If adjusted availability (plus certain qualified cash) under the ABL Facility is below 12.5% of the maximum amount at such time, Universal and its subsidiaries will be required to comply with a minimum fixed charge coverage ratio of 1.0:1.0. At March 31, 2014, the fixed charge coverage ratio covenant under the ABL Facility was not operative as availability was greater than $6.9 million. Failure to satisfy any of the covenants could result in an event of default that could result in an inability to access the funds necessary to fund our operations.
On May 14, 2014, we amended the ABL Facility to include a larger percentage of suppressed borrowing base assets in the determination of adjusted availability from May 13, 2014 through May 30, 2014. This amendment will allow us to borrow up to an additional $4.125 million under our ABL Facility during this period without triggering the requirement to satisfy the the fixed charge ratio covenant under the ABL Facility.

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
PBGC Promissory Note
On September 15, 2006, Oneida issued a $3.0 million promissory note to the Pension Benefit Guaranty Corporation (“PBGC”) payable in equal installments annually over 10 years. As of March 31, 2014, approximately $0.6 million was outstanding on the promissory note. Interest with respect to the promissory note is paid annually at a rate of 4.5%. The promissory note matures on December 31, 2015.
U.K. Short Term Borrowing
We maintain a borrowing facility to support working capital requirements at our United Kingdom subsidiary operations. Subsequent to September 30, 2013, we refinanced the existing Barclays Bank Sterling-denominated borrowing facility with Burdale Bank, an affiliate of our U.S. lender, Wells Fargo (the “U.K. Revolver”). The U.K. Revolver has a £7.0 million maximum collateral commitment based on eligible inventory and accounts receivable at our United Kingdom subsidiary. The Burdale Bank facility matures on October 15, 2015. Among other events of default listed therein, any event of default under the ABL Facility would result in an event of default under the U.K. Revolver. Any event of default under the U.K. Revolver would preclude us from borrowing under the U.K. Revolver or cause an acceleration of the amounts outstanding thereunder, among other remedies listed therein.
Cash Flows
The table below sets forth our cash flow from operating, investing and financing activities in the periods presented:

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities	$(16,379)	$(12,988)
Cash flows from investing activities	(2,465)	(2,570)
Cash flows from financing activities	17,841	14,127
Effect of exchange rate changes	174	(346)
Total	$(829)	$(1,777)
Discussion of 2014 vs. 2013 Cash Flow
Net cash used in operating activities was approximately $16.4 million for 2014, compared to cash used in operating activities of approximately $13.0 million for 2013. The decrease in cash used in operating activities when compared to the prior year period is primarily due to the decrease in net income, net of non-cash items, which was partially offset by improved working capital principally accounts receivable.
Net cash used in investing activities was approximately $2.5 million for 2014, compared to net cash used of approximately $2.6 million for 2013. The net cash used in investing activities primarily reflect capital expenditures made during that period.
Net cash provided by financing activities was approximately $17.8 million for 2014, compared to net cash provided by financing activities of approximately $14.1 million in 2013. The increase in cash provided by financing activities compared to the prior year was related net borrowings under our ABL Facility needed to fund working capital requirements.
Off-balance Sheet Transactions
As of March 31, 2014, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.
We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities and for leases on equipment and facilities. These letter of credit contracts are usually extended on a year-to-year basis. As of March 31, 2014, we had outstanding letters of credit of $10.1 million. We do not believe that these letters of credit will be required to be drawn.
Critical Accounting Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis, particularly relating to allowance for doubtful accounts, inventory reserves, goodwill, intangible and long-lived assets, self-insurance reserves, employee benefit plans, income taxes, derivatives and hedging, and share-based compensation. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity that are not readily apparent from other sources. Actual results and outcomes could differ materially from these estimates and assumptions. See Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for additional information regarding risk factors that may impact our estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, describe the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2014.
Forward-Looking Information
This Quarter Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the

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
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4 – Control and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A – Risk Factors
Except as set forth below, we have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

For the quarter ended March 31, 2014, we were not in compliance with the consolidated leverage ratio covenant and the consolidated interest coverage ratio covenant in the agreement governing the Term Loan, and have not yet reached a resolution with our lenders, which raises substantial doubt about our ability to continue as a going concern.
We are currently in default of the consolidated leverage ratio and the consolidated interest coverage ratio covenants for the fiscal quarter ended March 31, 2014, under the agreement governing our $250.0 million term loan facility (the “Term Loan Agreement”). If not cured or waived by the tenth business day following May 15, 2014, this default will give the lenders under the Term Loan the right to accelerate the outstanding Term Loan indebtedness and foreclose on the related security interest, and upon acceleration of the outstanding indebtedness under the Term Loan, we would be in default under our asset-based revolving credit facility (the “ABL Facility”) and our Sterling-denominated revolving credit facility (the “U.K. Revolver”) and we would be precluded from borrowing under our ABL Facility and the U.K. Revolver. We are currently in negotiations with our lenders under the Term Loan regarding the existing default, as well as changes to our covenants, but have not yet reached a resolution with our lenders.
The Term Loan Agreement allows us to “cure” financial covenant violations if (i) we contribute a certain amount of cash to the Borrowers (a “Cure Contribution”) by the date that is 10 business days after the date on which financial statements are required to be delivered with respect to such fiscal quarter, and (ii) after the recalculation of covenants on a pro forma basis after giving effect to such cure, the Borrowers would be in compliance with their financial covenants as of the end of the applicable fiscal quarter. Although we received an equity commitment letter from Monomoy Capital Partners, L.P., Monomoy Capital Partners II, L.P. and certain of their affiliated funds (the “Monomoy Funds”), we have determined that the $12.0 million maximum commitment contemplated by that letter would be insufficient to cure this violation. See Note 9 for a description of the equity “cure” provision in the Term Loan, the Monomoy Funds’ equity commitment letter and a discussion of our determination that the Monomoy Funds’ $12.0 million maximum commitment contemplated by the equity commitment letter would be insufficient for a successful equity “cure” under the Term Loan Agreement. We currently do not anticipate that we will be in compliance with the Term Loan leverage and interest coverage ratio covenants for the balance of 2014. Because the $12.0 million maximum commitment by the Monomoy Funds would be insufficient to “cure” the financial covenant defaults for the quarter ended March 31, 2014, and because we anticipate that we will not be in compliance with our financial covenants for the remainder of 2014, we are pursuing a waiver, forbearance or amendment from our lenders, as well as exploring potential sources of debt and equity financing. If we do not obtain a waiver or forbearance and an amendment from our lenders or proceeds from a debt or equity financing sufficient to utilize the equity “cure” provision in the Term Loan on or before the date that is the tenth business day following May 15, 2014, then the Term Loan will become subject to acceleration by the requisite lenders. There is therefore, substantial doubt regarding our ability to continue as a going concern and we could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.
If our goodwill, other intangible assets and indefinite-lived assets become impaired, we may be required to record significant charges to earnings.
We review our definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill or indefinite-lived intangible assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. In light of our higher than expected losses in the current quarter and expected losses going forward, we are currently evaluating the fair value of our reporting units, which could result in an impairment charge in future quarter of 2014. See Item 1, Note 7, “Goodwill and Intangible Assets” for the carrying amounts of our goodwill.
We currently face significant liquidity constraints and require additional sources of capital to fund our operations and service our indebtedness.
We have experienced a recent history of negative cash flows from operations. Our cash flows from operating activities, together with the remaining availability under our ABL Facility, are not expected to be sufficient to fund our operations in the near future. As part of our efforts to conserve cash and reduce glassware inventory, we have decided to temporarily shut down our two U.S. manufacturing facilities while serving customer demand out of existing inventory as well as through purchased product.  The shut down is expected to commence on or about May 15, 2014, and last for approximately 3 to 4 weeks, although certain operations may commence sooner and overall timing is dependent on numerous business factors including our ability to resolve our liquidity issues in the short term.  During the shut down, certain employees will be furloughed without pay. In addition, we have taken actions to defer capital expenditures. We expect that our cash flows will continue to be insufficient to cover operating expenses and interest payments and we will need other sources of liquidity in the near term to fund our operations, our debt service and other obligations as they become due, including the payment of our past due payables.
As a result of our recent operating performance and need to conserve cash, we intend to implement a temporary shutdown of our two U.S. manufacturing facilities and a temporary furlough of the employees of those facilities, which could adversely impact the morale and performance of the furloughed employees and our ability to retain them.
As part of our efforts to conserve cash and reduce glassware inventory, we intend to temporarily shut down our two U.S. manufacturing facilities while serving customer demand out of existing inventory as well as through purchased product.  The shut down is expected to commence on or about May 15, 2014, and last for approximately 3 to 4 weeks, although certain operations may commence sooner and overall timing is dependent on numerous business factors including our ability to resolve our liquidity issues in the short term.  During the shut down, certain employees will be furloughed without pay. These actions could have unintended impact on our furloughed employees, could lead to a decline in employee morale, and could lead to a loss of these or other employees.  In the event of employee attrition, we may not be able to replace the lost employees on a timely basis, or with individuals having the same level of skills.  In either case, our business prospects, results of operations and financial condition could be materially and adversely affected.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Not applicable.
Use of Proceeds
Not applicable.
Repurchases of Equity Securities
The following table sets forth information in connection with repurchases made by us of our common stock during the three months ended March 31, 2014:

	Class and Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	—	$—	—	$—
February 1, 2014 - February 28, 2014	—	—	—	—
March 1, 2014 - March 31, 2014	—	—	—	—
Total	—	$—	—	$—
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
Not applicable.
Item 6 – Exhibits

Exhibit No.	Description
10.1
Employment Agreement between the Company and Samie A. Solomon, dated February 21, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 25, 2014).

10.2	The EveryWare Short-Term Incentive Plan - Amended (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 10, 2014).
10.3
The Confidential Separation Agreement and General Release dated April 15, 2014, between the Company and Jacqueline Volles (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 21, 2014).

10.4
The Confidential Separation Agreement and General Release dated April 10, 2014, between the Company and Steven Lefkowitz (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 21, 2014).

31.1	Certification by Sam A. Solomon, Interim President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Bernard Peters, Chief Financial Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

EVERYWARE GLOBAL, INC.

Date:	May 15, 2014	By:	/s/ Bernard Peters
Bernard Peters
Chief Financial Officer
(Principal financial officer, principal accounting officer,
and duly authorized officer)