Form 10-Q
period 2014-06-30
EveryWare Global, Inc.
filed 2014-08-14
CIK 1532543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

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

The number of shares outstanding of the Registrant’s common stock, par value $0.0001 per share, at July 14, 2014, was 22,120,023 shares.

EVERYWARE GLOBAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 – Financial Statements
EVERYWARE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Net sales	$98,179	$99,236	$191,425	$196,967
License fees	1,615	1,613	3,211	3,222
Total revenues	99,794	100,849	194,636	200,189
Cost of sales	88,144	72,706	169,128	146,211
Gross margin	11,650	28,143	25,508	53,978
Operating expenses:
Selling, distribution and administrative expense	29,139	18,331	54,485	38,859
Restructuring expense	95	(120)	191	(120)
Loss (gain) on disposal of assets	180	(4)	180	(4)
Long-lived asset impairment	1,659	—	2,231	—
Goodwill, intangible asset impairment	3,216	—	3,216	—
Total operating expenses	34,289	18,207	60,303	38,735
(Loss) income from operations	(22,639)	9,936	(34,795)	15,243
Other (income) expense, net	(428)	149	(443)	218
Interest expense	5,607	12,649	11,168	16,788
Loss before income taxes	(27,818)	(2,862)	(45,520)	(1,763)
Income tax (benefit) expense	(901)	(662)	19,773	240
Net loss	(26,917)	(2,200)	(65,293)	(2,003)
Less: Non-controlling interest in subsidiary’s loss	(19)	—	(56)	—
Net loss earnings attributable to common stockholders	$(26,898)	$(2,200)	$(65,237)	$(2,003)

Loss per share:
Basic	$(1.31)	$(0.15)	$(3.17)	$(0.15)
Diluted	$(1.31)	$(0.15)	$(3.17)	$(0.15)

Weighted average shares outstanding:
Basic	20,559	14,741	20,554	13,473
Diluted	20,559	14,741	20,554	13,473

The accompanying notes are an integral part of these consolidated financial statements.

EVERYWARE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(26,917)	$(2,200)	$(65,293)	$(2,003)
Other comprehensive income (loss):
Foreign currency translation adjustments	174	(653)	118	(1,032)
Pension and other post-retirement benefit plans	—	—	—	—
Natural gas hedge adjustments	146	(204)	177	786
Other comprehensive income (loss)	320	(857)	295	(246)
Comprehensive loss	$(26,597)	$(3,057)	$(64,998)	$(2,249)
Less: Comprehensive loss attributed to noncontrolling interests	(19)	—	(56)	—
Comprehensive loss attributable to common stockholders	$(26,578)	$(3,057)	$(64,942)	$(2,249)

The accompanying notes are an integral part of these consolidated financial statements.

EVERYWARE GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$4,346	$3,240
Trade accounts receivable, net of allowances of $4,787 and $4,399, respectively	40,653	55,402
Other accounts and notes receivable	8,412	5,396
Inventories	101,518	126,473
Assets held for sale	425	2,000
Income taxes receivable	499	563
Deferred income tax asset	—	5,622
Other current assets	8,396	6,127
Total current assets	164,249	204,823
Property, plant and equipment, net of accumulated depreciation of $47,124 and $40,023, respectively	50,516	54,906
Goodwill	8,452	8,559
Intangible assets, net	43,658	48,913
Deferred income tax asset	—	14,717
Other assets	7,464	8,248
Total assets	$274,339	$340,166

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt	$5,847	$7,802
Accounts payable	50,790	56,618
Accrued liabilities	27,570	28,043
Income taxes payable	45	155
Accrued pension	2,001	2,001
Long-term debt classified as current	2,841	2,972
Other current liabilities	—	104
Total current liabilities	89,094	97,695
Revolver	26,584	15,635
Long-term debt	245,299	246,849
Pension and other post-retirement benefits	2,323	2,746
Income taxes payable	454	454
Deferred income taxes	9,254	9,819
Deferred gain on sale / leaseback	14,936	15,496
Other liabilities	12,700	12,880
Total liabilities	400,644	401,574
Commitments and contingencies
Stockholders’ equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding, respectfully	—	—
Common stock $.0001 par value; 100,000,000 shares authorized; 20,563,059 and 20,540,193 issued and outstanding, respectfully	2	2
Additional paid-in capital	742	641
Retained deficit	(128,998)	(63,761)
Accumulated other comprehensive income	2,022	1,727
Total EveryWare stockholders’ deficit	(126,232)	(61,391)
Non-controlling interest	(73)	(17)
Total stockholders’ deficit	(126,305)	(61,408)
Total liabilities and stockholders’ deficit	$274,339	$340,166
The accompanying notes are an integral part of these consolidated financial statements.

EVERYWARE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(65,293)	$(2,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	101	78
Depreciation and amortization	9,298	7,871
Amortization of deferred gain on sale-leaseback	(560)	(560)
Noncash amortization of debt financing costs	756	917
Allowance for doubtful accounts	58	(27)
Allowance for inventory valuation	(845)	(571)
Loss on early extinguishment of debt	—	6,598
Pension and other post-retirement plan contributions	107	(98)
Loss (gain) on disposal of assets	180	(4)
Deferred income tax expense	19,759	(111)
Long-lived asset impairment	2,231	—
Goodwill and intangible asset impairment	3,216	—
Changes in other operating items:
Accounts receivable	12,056	(1,826)
Inventories	26,172	(24,842)
Other Assets	(2,139)	(10,241)
Accounts payable	(6,099)	378
Accrued liabilities	(672)	(2,474)
Other liabilities	(828)	(2,317)
Net cash used in operating activities	(2,502)	(29,232)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,608)	(5,459)
Proceeds from disposal/sale of property, plant and equipment	110	—
Acquisition payments, net of cash received	—	(3,470)
Other investing activities, net	—	(377)
Net cash used in investing activities	(3,498)	(9,306)
CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from (repayments) borrowings of short term debt	(2,168)	281
Net proceeds from borrowings (repayments) under revolving credit facility	10,950	(8,294)
Net proceeds from long term debt	—	250,000
Net repayments of long term debt	(1,550)	(145,249)
Cash paid to EveryWare stockholders	—	(90,000)
Redemption of warrants	—	(5,838)
Redemption of ROI shares	—	(46,741)
Cash from ROI trust	—	75,173
Proceeds from the issuance of common stock, net	—	16,500
Equity issuance costs	—	(9,137)
Net cash provided by financing activities	7,232	36,695
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(126)	(270)
NET INCREASE (DECREASE) IN CASH	1,106	(2,113)
CASH:
Beginning of period	3,240	2,672
End of period	$4,346	$559

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$10,413	$8,140
Cash paid during the period for income taxes	$97	$106
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
Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for future operating quarters.
2. Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance in FASB ASC 605, Revenue Recognition, including industry-specific guidance.  The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  The ASU becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and footnote disclosures.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This ASU changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The provisions of this ASU are effective prospectively for fiscal years beginning after December 15, 2014. The Company is currently evaluating the impact of this new ASU.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryfoward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The provisions of this ASU are effective prospectively for fiscal years beginning after December 15, 2013. The adoption of this standard did not have a material impact on our consolidated financial statements.

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
In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. This ASU requires entities to disclose either in the notes or parenthetically on the face of the statement showing net income the impact to the affected net income line for items reclassified out of accumulated other comprehensive income (“AOCI”) and into net income in their entirety. Items not reclassified out of AOCI into net income in their entirety must be disclosed in the footnotes and not on the face of the financial statements. Items that may be reclassified out of AOCI and into net income include (1) unrealized gains or losses on available-for-sale securities; (2) deferred gains or losses on cash flow hedges; (3) cumulative translation adjustments on foreign operations; and (4) deferred items relating to pension and non-pension defined benefit post-retirement plans. The provisions of this ASU are effective prospectively for public companies for fiscal years beginning after December 15, 2012, including interim periods. The adoption of this ASU did not have a material impact on our consolidated financial statements.
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
The fair values of our assets and liabilities measured on a recurring basis are categorized as follows (in thousands):

	June 30, 2014				December 31, 2013
Asset (liability):	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Natural gas futures	$244	$—	$244	$—	$67	$—	$67	$—
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
The following table summarizes the notional amount of our open natural gas futures (in thousands):

	June 30, 2014		December 31, 2013
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Natural gas futures	$3,140	$3,384	$6,580	$6,647
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as accounting hedges (in thousands):

		June 30, 2014		December 31, 2013
		Fair Value		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Natural gas futures	Other current assets	$244	$—	$67	$—
		$244	$—	$67	$—
The following table summarizes the effect of derivative instruments on the consolidated statements of income for derivatives designated as accounting hedges and those that are not (in thousands). See Note 14 for additional information about reclassifications out of Accumulated Other Comprehensive Income:

	Three Months Ended June 30,
	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in OCI on		Location of Gain or (Loss)	Reclassified from OCI
	Derivatives		Reclassified from OCI	into Income
Derivatives designated as hedging instruments	(Effective Portion)		into Income	(Effective Portion)
	2014	2013	(Effective Portion)	2014	2013
Natural gas futures	$211	$(630)	Cost of Revenues	$65	$(302)

	Six Months Ended June 30,
	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in OCI on		Location of Gain or (Loss)	Reclassified from OCI
	Derivatives		Reclassified from OCI	into Income
Derivatives designated as hedging instruments	(Effective Portion)		into Income	(Effective Portion)
	2014	2013	(Effective Portion)	2014	2013
Natural gas futures	$259	$153	Cost of Revenues	$82	$(1,104)

	Three Months Ended June 30,		Six Months Ended June 30,
	Amount of Gain or (Loss)		Amount of Gain or (Loss)
	Recognized in		Recognized in		Location of Gain or (Loss)
	Income on		Income on		Recognized in
Derivatives not designated as hedging instruments	Derivative		Derivative		Income on
	2014	2013	2014	2013	Derivative
Foreign exchange contracts	$—	$(65)	$—	$(65)	Other (Income) Expense
4. Business Combination and Acquisitions
On January 31, 2013, ROI, ROI Merger Sub Corp. (“Merger Sub Corp.”), ROI Merger Sub LLC (“Merger Sub LLC”), and Former EveryWare entered into a Business Combination Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of Merger Sub Corp. with and into Former EveryWare (the “Business Combination”), with Former EveryWare surviving the merger as a wholly-owned subsidiary of ROI, immediately followed by the merger of Former EveryWare with and into Merger Sub LLC, with Merger Sub LLC surviving the merger as a wholly-owned subsidiary of ROI. On May 21, 2013, the stockholders of ROI approved the Business Combination, and the Business Combination was consummated. In connection with the closing of the Business Combination, ROI changed its name from ROI Acquisition Corp. to EveryWare Global, Inc. Former EveryWare was previously a private company. ROI was incorporated under the laws of the state of Delaware in 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving ROI and one or more businesses.
On May 21, 2013 (the “Closing Date”), pursuant to the Merger Agreement, the Business Combination was consummated. In connection with the Business Combination, we redeemed 4,679,627 shares of our common stock pursuant to the terms of our second amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of $46.7 million. In the Business Combination, we paid the following consideration to the former equity holders of Former EveryWare: (i) $90.0 million in aggregate cash consideration, (ii) 12,190,000 shares of the Company’s common stock and (iii) 3,500,000 additional shares which were subject to forfeiture in the event that the trading price of the Company’s common stock did not exceed certain price targets subsequent to the closing (the “Earnout Shares”).
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
Accounting Treatment of Business Combination
Former EveryWare is considered the acquirer of ROI for accounting purposes, and the Business Combination has been accounted for as a recapitalization of Former EveryWare because it obtained effective control of ROI. There was no change in control since Former EveryWare’s operations comprise the ongoing operations of the combined entity, its senior management became the senior management of the combined entity, and its former owners own a majority voting interest in the combined entity and are able to elect a majority of the combined entity’s board of directors. Accordingly, the Business Combination does not constitute the acquisition of a business for purposes of ASC 805. As a result, the assets and liabilities of Former EveryWare and ROI are carried at historical cost and therefore we have not recorded any step-up in basis or any intangible assets or goodwill as a result of the Business Combination. All direct costs of the Business Combination are offset to additional paid-in-capital. The financial statements presented herein are those of Former EveryWare for all periods prior to the Business Combination.
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
Metalrax Acquisition
On June 18, 2013, we completed the acquisition of the Samuel Groves and George Wilkinson business divisions of Metalrax Housewares Limited (“Metalrax”), a United Kingdom housewares manufacturer and distribution company, for approximately $3.5 million. We accounted for the Metalrax acquisition by the acquisition method of accounting. Under acquisition accounting, the total purchase price has been allocated to the tangible and intangible assets and liabilities of Metalrax based upon their respective fair values. Our preliminary valuations for the property, plant and equipment, inventory, and intangible assets were performed at the date of acquisition. Subsequent to the date of acquisition, we engaged a third party to perform a formal valuation of the intangible assets. As a result, it was determined that we had entered into a bargain purchase transaction, in which the fair value of the acquired assets exceeded the consideration transferred. Therefore, during the third quarter of 2013, we recorded a gain on the bargain purchase of the Metalrax business in the amount of approximately $1.2 million. The operating results of

Metalrax have been included in our consolidated financial statements since the date of acquisition. This acquisition was deemed to be immaterial to our consolidated financial statements; therefore, we have not prepared pro forma financial information to reflect the impact of this acquisition.
Brazilian Joint Venture
On September 16, 2013, Universal Tabletop, Inc. (“Universal”) entered into a joint venture agreement with BT Partners, a Brazilian sociedade limitada, through a newly organized Brazilian limited liability company EveryWare Global Brasil Distribuidora, Ltda (“EveryWare Brasil”). This agreement allows EveryWare Brasil to focus on distributing Universal products within the Brazilian tabletop market. At the date of the joint venture, we held 60% ownership and BT Partners held 40% ownership in EveryWare Brasil, which we deemed a voting interest entity. As a result, we consolidate the joint venture in our consolidated financial statements according to the voting model. The Company accounts for this transaction as a non-controlling interest. During the fiscal quarter ending June 30, 2014, we decided to terminate our interest in our EveryWare Brasil joint venture, in an effort to preserve cash and focus on our core markets. We expect to complete the dissolution over the balance of 2014. In connection with the dissolution of the joint venture we recorded an $0.3 million charge to write down our investment in the joint venture and anticipate that we will liquidate the remaining working capital during the balance of 2014.
5. Restructuring Activities
In 2013, restructuring expenses included $0.5 million of employee-related costs associated with closing our Canadian offices and warehouse and severance costs related to the acquisition of Metalrax, which was partially offset by a change in estimate of $0.2 million for unused space in the Savannah, Georgia, distribution center. In 2014, we announced our plans to close our regional office in Oneida, New York, and a smaller satellite office in Melville, New York, as part of our ongoing integration of the Oneida business. Employee related severances of $0.2 million were recorded as restructuring expense. During the three months ended June 30, 2014 , we accepted an offer to sell our Oneida, New York office building at a price lower than our carrying value and therefore we recorded an impairment. See Note 7 - Goodwill, Intangibles, and Other Long-lived Assets for additional information.
A summary of the restructuring liability included in accrued liabilities within our consolidated balance sheet is as follows (in thousands):

	June 30, 2014				December 31, 2013
	Unoccupied Space	Facility Closing Costs	Metalrax Employee Costs	Total	Unoccupied Space	Facility Closing Costs	Metalrax Employee Costs	Total
Balance - Beginning of the period	$—	$81	$—	$81	$176	$251	$—	$427
Provisions	—	191	—	191	(164)	241	213	290
Utilizations	—	(115)	—	(115)	(12)	(411)	(213)	(636)
Currency	—	—	—	—	—	—	—	—
Balance - End of the period	$—	$157	$—	$157	$—	$81	$—	$81
6. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$6,043	$4,669
Work in progress	14,045	21,341
Finished goods and in-transit	86,737	104,664
Total	106,825	130,674
Less reserves	(5,307)	(4,201)
Total inventory, net	$101,518	$126,473
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
Intangible Assets - Definite-Lived – We review definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If the estimated undiscounted cash flows are less than the carrying amount of such assets, we recognize an impairment loss in an amount necessary to write-down the assets to fair value as estimated from expected future discounted cash flows. Estimating the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain. Definite-lived intangible assets are amortized on a straight-line basis over the estimated life of the asset.
Long-lived Assets – We review long-lived assets for recoverability whenever events or changes in circumstances indicate that carrying amounts of an asset group may not be recoverable. Our asset groups are established by determining the lowest level of cash flows available. If the estimated undiscounted cash flows are less than the carrying amounts of such assets, we recognize an impairment loss in an amount necessary to write-down the assets to fair value as estimated from expected future discounted cash flows. Estimating the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain.
Impairment Indicators – Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill or intangible assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. In light of our higher than expected losses in the recent quarters, expected losses going forward, and recent cash flow deficits, we determined that an impairment indicator existed. Accordingly, based upon revised revenue assumptions and projected cash flows we recorded an impairment of approximately $0.1 million to our goodwill, approximately $3.0 million relating to our indefinite-lived ONEIDA® tradename in the Canadian consumer segment and Web business, and $0.1 million relating to definite-lived tradename licenses as the carrying value exceeded the fair value. During the three months ended June 30, 2014 we recorded an impairment of our long-lived assets of approximately $1.7 million relating to our Oneida, NY, Office building.
Our goodwill and intangible assets were comprised of the following (in thousands):

	June 30, 2014
	Weighted-Average Amortization Period	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Goodwill	Indefinite	$8,558	$(106)	$—	$8,452
Other intangible assets:
Oneida/Viners trademark/tradenames	Indefinite	$21,655	$(3,000)	$—	$18,655
Other trademarks/tradenames	7.9 years	2,204	—	(669)	1,535
Tradename licenses	7.5 years	21,984	(110)	(8,174)	13,700
Customer relationships	13.1 years	12,229	—	(2,527)	9,702
Technology	14 years	126	—	(60)	66
		$58,198	$(3,110)	$(11,430)	$43,658

	December 31, 2013
	Weighted-Average Amortization Period	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Goodwill	Indefinite	$8,559	$—	$—	$8,559
Other intangible assets:
Oneida/Viners trademark/tradenames	Indefinite	$21,948	$—	$—	$21,948
Other trademarks/tradenames	9.2 years	1,856	—	(422)	1,434
Tradename licenses	7.5 years	21,985	—	(6,695)	15,290
Customer relationships	13.1 years	12,229	—	(2,059)	10,170
Technology	14 years	126	—	(55)	71
		$58,144	$—	$(9,231)	$48,913
The changes in the gross carrying value of our intangible assets are attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries and reflect the reclassification of our Metalrax tradename from indefinite to definite lived.
The aggregate intangible asset amortization expense was approximately $1.1 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively and approximately $2.2 million and $2.0 million for the six months ended June 30, 2014 and 2013.
The changes in the carrying amounts of goodwill for the six months ended June 30, 2014, are as follows (in thousands):

	Consumer	Foodservice	International	Total
Balance - December 31, 2013	$3,110	$4,796	$653	$8,559
Additional acquisitions recorded	—	—	—	—
Goodwill impairment	—	—	(107)	(107)
Balance - June 30, 2014	$3,110	$4,796	$546	$8,452
8. Commitments and Contingencies
Leases – We lease numerous retail outlet stores, warehouses, and office facilities. All leases are recognized on a straight-line basis over the minimum lease term.
Litigation – We are involved in various routine legal proceedings incidental to the operation of our business. We do not believe that it is reasonably possible that any ongoing or pending litigation will have a material effect on our future financial position, net income, or cash flows. Notwithstanding the foregoing, legal proceedings involve an element of uncertainty. Future developments could cause these legal proceedings to have a material adverse effect on our future financial statements.

Our Buffalo China, Inc. subsidiary (“Buffalo China”) entered into a brownfield program clean up agreement in 2008 with the New York State Department of Environmental Conservation for the former Buffalo China manufacturing facility in Buffalo, New York. Buffalo China retained liability for the clean-up when it sold the facility to the Niagara Ceramics Corporation. In December 2012, we received a Certificate of Completion from New York State Department of Environmental Conservation. An accrual of approximately $0.5 million representing testing and other final site monitoring costs was reflected in accrued liabilities at June 30, 2014.
In June 2006, the Phase I and II studies of the Oneida knife facility located in Oneida, New York, prepared in connection with the sale of that facility, discovered a reportable event relative to the presence of asbestos, ancient petroleum and volatile organic compounds contamination. We entered into a brownfield program clean up agreement with the New York State Department of Environmental Conservation regarding this facility. A site remediation and cost plan has been developed and is being finalized. During the three months ended June 30, 2014, we increased the accrual for site demolition and clean-up by approximately $0.4 million. As of June 30, 2014 we had an accrual of approximately $1.0 million reflected in accrued liabilities.
Collective Bargaining Agreements – We are party to collective bargaining agreements for most of our manufacturing and distribution employees. On March 9, 2013, we signed a five-year collective bargaining agreement with the United Steelworkers covering our Monaca, Pennsylvania, manufacturing plant. This agreement covers the period from March 9, 2013, through September 30, 2017. On October 1, 2013, we signed a three-year collective bargaining agreement with the United Steelworkers covering our Lancaster, Ohio, manufacturing and distribution facilities. This agreement covers the period from October 1, 2013, through September 30, 2016. On October 16, 2013, we signed a three-year collective bargaining agreement with the United Steelworkers covering our Lancaster, Ohio, mold makers. This agreement covers the period from October 16, 2013 through September 30, 2016.
On July 30, 2014, we signed a Memorandum of Agreement (“MOA”) with the United Steelworkers covering our Lancaster, Ohio, manufacturing and distribution facilities, and a separate MOA with the United Steelworkers covering our Lancaster, Ohio, mold makers. This MOA amends the collective bargaining agreements dated October 1, 2013, and October 16, 2013 to provide changes for: (i) lower wage rates, (ii) an annual profit sharing, (iii) changes to health insurance and 401(k) benefit plans, (iv) certain expenditures at the Lancaster facility, and (iv) consultation and discussion related to certain transactions.
9. Debt
The following table is a summary of our debt outstanding (in thousands):

Short-Term Debt Instrument	Interest Rate	Maturity Date	June 30, 2014	December 31, 2013
U.K. short term borrowing	Variable	Annual renewal	$5,847	$7,802

Long-Term Debt Instrument	Interest Rate	Maturity Date	June 30, 2014	December 31, 2013
Term Loan	Variable	May 21, 2020	$247,499	$248,750
ABL Facility	Variable	May 21, 2018	26,584	15,635
Note payable - PBGC	4.50%	December 31, 2015	600	900
Capitalized leases	Various Fixed		41	171
Total Long-Term Debt			274,724	265,456
Less: Current Portion			(2,841)	(2,972)
Long-Term Debt			$271,883	$262,484
Term Loan Credit Agreement
The Term Loan, completed on May 21, 2013, refinanced the $150.0 million term loan facility (the “Old Term Loan”) and was syndicated by Deutsche Bank AG as administrative agent for the syndicated lenders. The principal amount of the Term Loan is $250.0 million, and it has a maturity date of May 21, 2020. Anchor Hocking and Oneida are co-borrowers (“Borrowers”) under the Term Loan. The Term Loan is guaranteed by Universal and its domestic subsidiaries. The Term Loan is secured on first-priority basis by the assets of Universal and its domestic subsidiaries, other than with respect to the assets securing the ABL Facility, which secure the Term Loan facility on a second-priority basis. Principal amortization is payable in consecutive quarterly installments beginning September 30, 2013, in the amount of 0.25% of the amount of the Term Loan outstanding on the Term

Loan closing date until maturity. The Borrowers are also obligated to make mandatory prepayments upon the occurrence of certain events, including additional debt issuances, common and preferred stock issuances, certain asset sales, and excess cash flow generation.
As of June 30, 2014, at the Borrowers’ option, borrowings under the Term Loan bore interest at either: (i) Eurodollar Rate or (ii) the Base Rate (which means for any day, a rate per annum equal to the greatest of: (a) the Prime Rate in effect on such day, and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Eurodollar Rate for a one month interest period plus 1.00%; provided that the Base Rate will be deemed to be no less than 2.25%). The Term Loan had a Eurodollar Rate floor of 1.25%. For Eurodollar Rate and Base Rate borrowings, the applicable interest rate margin was a fixed 6.25% and 5.25%, respectively. In connection with the refinancing of the Term Loan, we capitalized deferred financing fees of $8.6 million and wrote off $6.2 million associated with the refinanced Old Term Loan. As of June 30, 2014, approximately $7.3 million in deferred fees relating to our term loan were being amortized over the remaining life of the agreement.
As of June 30, 2014, the Borrowers were in default under the Term Loan as a result of the failure to comply with the required maximum leverage and interest coverage ratios. On July 30, 2014, the Borrowers entered into a Waiver and Amendment No. 1 to Term Loan Agreement, which provided for, among other things, a waiver of the defaults existing under the Term Loan at March 31, 2014 and June 30, 2014, and an increase in the applicable interest rate margin of 2.00% for both Eurodollar Rate and Base Rate borrowings, of which 0.25% is payable in cash on a monthly basis and 1.75% is payable in kind on a quarterly basis. See Note 16 Subsequent Events for a description of the terms of the Waiver and Amendment No. 1 to the Term Loan Agreement.
Asset-Based Revolving Credit Facility
The second amendment and restatement of our ABL Facility (the “ABL Credit Agreement”), completed on May 21, 2013, provides borrowings for general corporate purposes having a maximum initial commitment of $50.0 million and a $20.0 million sub-limit for letters of credit and a swing line sub-limit equal to the greater of $5.0 million or 10% of the maximum credit. The facility matures on May 21, 2018. The Borrowers may request an increase in the commitment under the ABL Facility up to an additional $25.0 million in the aggregate, at the discretion of the lenders and subject to borrowing base limitations under the ABL Facility and compliance with a fixed charge coverage ratio financial covenant if adjusted availability under the ABL Facility is below a specified amount. On October 28, 2013, the Borrowers were granted an increase of the maximum commitment under the ABL Facility by $5.0 million to a total of $55.0 million. Availability under the ABL Facility is subject to an asset-based borrowing formula based on eligible accounts receivable and inventory. At June 30, 2014, we had outstanding ABL Facility borrowings of approximately $26.6 million subject to variable interest rates (average rate of 3.2%) and excess availability under the ABL Facility of $11.0 million to be drawn upon as needed (which includes a reduction of $10.5 million for outstanding standby letters of credit). The ABL Facility is guaranteed by Universal and its domestic subsidiaries. The ABL Facility is secured on a first-priority basis by certain current assets, such as accounts receivable, inventory, cash, securities, deposit accounts, and securities accounts.
Borrowings under the ABL Facility bear interest at either: (i) LIBO Rate or (ii) the Base Rate (which means for any day, a rate per annum equal to the greater of: (a) the Prime Rate in effect on such day, and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the LIBO Rate plus 1.00%). In addition, the facilities have applicable interest rate margins. For LIBO Rate and Base Rate borrowings, the margin is determined according to an availability matrix. The margin at June 30, 2014, was 2.00% and 1.00% for LIBO and Base Rate, respectively. In connection with amending and restating the ABL revolving credit facility (the “Old ABL Facility”), which had a maximum availability of $85.0 million, we capitalized deferred financing fees of $0.2 million and wrote off $0.3 million. As of June 30, 2014, approximately $1.1 million in deferred fees relating to the ABL Facility were being amortized over the remaining life of the agreement.
On May 14, 2014, the Borrowers entered into Amendment No. 1 to the ABL Credit Agreement to include a larger percentage of suppressed borrowing base assets in the determination of adjusted availability from May 13, 2014 through May 30, 2014. This amendment allowed the Borrowers to borrow up to an additional $4.125 million under the ABL Facility during this period without triggering the requirement to satisfy the fixed charge ratio covenant under the ABL Facility.
On May 30, 2014, the Borrowers entered into Amendment No. 2 to the ABL Credit Agreement to extend the period during which the increase in availability, which was previously set to expire on May 30, 2014, to the earlier of (i) June 30, 2014 and (ii) the date on which the forbearance period under the Forbearance Agreement (as described below) with the Term Loan lenders terminates.
Amendment No. 2 to the ABL Credit Agreement increased the applicable margin for interest rates and lowered the thresholds for rate tiers 1 and 2 applicable to borrowings under the ABL Facility, so that the applicable margin is based upon the quarterly average availability for the immediately preceding three month period as follows:

Tier	Quarterly Average Availability	Applicable LIBO Rate Margin	Applicable Base Rate Margin
1	Greater than 30% of the maximum revolver amount	2.00%	1.00%
2	Greater than 15% of the maximum revolver amount but less than 30% of the maximum revolver amount	2.25%	1.25%
3	Less than 15% of the maximum revolver amount	2.50%	1.50%
Amendment No. 2 to the ABL Credit Agreement provided that the collateral agent under the ABL Credit Agreement may exercise cash dominion over certain of the Borrowers’ and guarantors’ deposit accounts whether or not an availability triggering event specified in the ABL Credit Agreement has occurred or is continuing. Amendment No. 2 to the ABL Credit Agreement also provided that the administrative agent under the ABL Credit Agreement is authorized to engage a financial advisor, at the Borrower’s expense, to review the Borrowers’ books and records, projections and budgets and information regarding the collateral.
On June 30, 2014, July 15, 2014 and July 22, 2014, the Borrowers entered into further amendments to the ABL Credit Agreement to extend the period of increased availability through July 29, 2014. On July 30, 2014, the Borrowers entered into Amendment No. 6 to the ABL Credit Agreement, which increased the maximum revolver commitment to $60.0 million. See Note 16 Subsequent Events for a description of the terms of Amendment No. 6 to the ABL Credit Agreement.
Terms, Covenants and Compliance Status
The ABL Facility and Term Loan each contain customary operating and financial conditions and covenants, including but not limited to restrictions on additional indebtedness, mergers and acquisitions, liens, investments, issuances of capital stock, and dividends. In addition, the Term Loan required that a maximum leverage ratio and minimum interest coverage ratio be maintained. The ABL Facility required that a certain minimum fixed charge coverage ratio be maintained if adjusted availability (as defined under the agreement) is below 12.5% of the Maximum Revolver Amount, or $6.9 million, at June 30, 2014. At June 30, 2014, the fixed charge coverage ratio covenant under the ABL Facility was not operative as availability was greater than $6.9 million. Failure to satisfy any of the covenants could result in an event of default that could result in an inability to access the funds necessary to fund our operations.
We were in default of the consolidated leverage ratio and the consolidated interest coverage ratio covenants under the Term Loan Agreement for the fiscal quarters ended March 31, 2014 and June 30, 2014, and as of June 30, 2014, we anticipated that we would be out of compliance with the consolidated leverage ratio and consolidated interest coverage ratio covenants for the balance of 2014. Because we anticipated that we would not be in compliance for the remainder of 2014, we pursued a waiver, forbearance or amendment from our lenders, and explored other potential sources of debt and equity financing. The board of directors formed a special committee comprised of certain independent directors unaffiliated with the Monomoy Funds to assist the board of directors in seeking a waiver or forbearance of the existing covenant breaches and an amendment to the Term Loan Agreement, as well as evaluating the Company’s alternatives with respect to equity and debt financing.  The special committee retained Jefferies LLC and Schulte, Roth and Zabel LLP to assist it in reviewing these alternatives.
On May 30, 2014, the Borrowers, Universal and certain of the Company’s subsidiaries party thereto (the “Loan Parties”) entered into a Forbearance Agreement (the “Forbearance Agreement”) with Deutsche Bank AG New York Branch, as administrative agent under the Term Loan (the “Administrative Agent”), and the requisite lenders party thereto (the “Lenders”), relating to the Term Loan Agreement. Pursuant to the Forbearance Agreement, the Administrative Agent and the Lenders agreed to forbear, during a specified forbearance period, from exercising rights and remedies (including enforcement and collection actions) with respect to or arising out of the events of default that occurred as a result of the Borrowers’ failure to comply with (i) the maximum consolidated leverage ratio covenant and (ii) the minimum interest coverage ratio covenant, in each case for the fiscal quarter ended March 31, 2014 (the “Specified Defaults”). The forbearance period (the “Forbearance Period”) under the Forbearance Agreement was originally set to expire on June 30, 2014. Subsequent amendments to the Forbearance Agreement extended such agreement through July 29, 2014.
On July 30, 2014, in connection with the new equity investment from certain funds affiliated with Monomoy Capital Partners (the “Monomoy Funds”), the Loan Parties entered into a Waiver and Amendment No. 1 to Term Loan Agreement (the “Term Loan Amendment”), which provided for, among other things, a waiver of the events of default that occurred as a result of the Borrowers’ failure to comply with the consolidated leverage ratio and interest coverage ratio covenants for the fiscal quarter ended March 31, 2014 and certain amendments to the Term Loan Agreement. As a result of the Term Loan Amendment, we were no longer required to comply with consolidated leverage ratio and the consolidated interest coverage ratio covenants as of June 30, 2014. In connection with the Term Loan Amendment, the Borrowers paid an amendment fee of 0.5% of the Term Loan then outstanding. See Note 16 Subsequent Events for a description of the Term Loan Amendment.

Although the Term Loan Amendment gave us temporary relief from financial covenant compliance in the near future, we will be required to comply with a minimum EBITDA covenant in the quarters ending March 31, 2015 and June 30, 2015 and consolidated leverage ratio and the consolidated interest coverage ratio covenants beginning with the quarter ending September 30, 2015. Our ability to comply with these covenants, when applicable, depends on a number of factors, some of which are outside of our control. Based on our current forecast, we believe that we will be able to maintain compliance with these financial covenants when they apply; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual revenue is less than our current forecast, or if we do not achieve operational improvements and cost savings, we could violate the financial covenants again in the future.
If we do not comply with the financial covenants in the future, and we do not obtain a waiver or forbearance and an amendment from our lenders or equity contributions sufficient to utilize the equity “cure” provision in the Term Loan Agreement, it will result in an uncured default under the Term Loan Agreement. If this default under the Term Loan Agreement is not cured or waived, the indebtedness under the Term Loan Agreement could be declared immediately due and payable and, upon acceleration of the outstanding indebtedness under the Term Loan, we would be in default under our ABL Facility and our U.K. Revolver and we would be precluded from borrowing under our ABL Facility and U.K. Revolver. If we are unable to borrow under the ABL Facility or the U.K. Revolver, we will need to meet our capital requirements using other sources. Alternative sources of liquidity may not be available on acceptable terms if at all. Even if we are able to obtain an amendment, forbearance agreement or waiver in the future, we may be required to agree to other changes in the Term Loan Agreement, including increased interest rates or premiums, more restrictive covenants and/or pay a fee for such amendment, forbearance agreement or waiver. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
PBGC Promissory Note
On September 15, 2006, Oneida issued a $3.0 million promissory note to the Pension Benefit Guaranty Corporation payable in equal installments annually over 10 years. As of June 30, 2014, approximately $0.6 million was outstanding on the promissory note. Interest with respect to the promissory note is paid annually at a rate of 4.5%. The promissory note matures on December 31, 2015.
U.K. Short Term Borrowing
We maintain a borrowing facility to support working capital requirements at our United Kingdom subsidiary operations with Burdale Financial Limited, an affiliate of our U.S. lender, Wells Fargo (the “U.K. Revolver”). The borrowers under such facility are Oneida International Limited and Oneida U.K. Limited. The U.K. Revolver has a £7.0 million maximum collateral commitment based on eligible inventory and accounts receivable at our United Kingdom subsidiary. Borrowings under the U.K. Revolver are guaranteed by the Company. Our U.K. subsidiary is currently in default under the terms of the U.K. Revolver. On July 31, 2014, Burdale entered into a forbearance agreement with our U.K. subsidiary regarding specific events of default of the terms of the U.K. Revolver and as a result it is not currently precluded from borrowing under the U.K. Revolver. However, our lender may terminate the forbearance at any time and seek remedies as described more fully in Item 1A - Risk Factors. The events of default include (i) failure to deliver statutory accounts to our lender; (ii) over advances in May and July 2014; (iii) the amount of overdue accounts payable exceeding the limits specified in the agreement and (iv) cross default on the ABL Facility. While we have cured the over-advances and are not in default under the ABL Facility, and although we are in compliance with local statutory filing requirements, we have not yet delivered the required statutory accounts and we remain substantially over the allowed overdue payments limit. If Burdale were to terminate the forbearance agreement and accelerate our outstanding borrowings thereunder, we believe that we have sufficient liquidity to repay the borrowings and would seek to pursue other financing options.
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
The following table summarizes our provision for income taxes and the related effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Loss before income taxes	$(27,818)	$(2,862)	$(45,520)	$(1,763)
Income tax expense (benefit)	(901)	(662)	19,773	240
Effective tax rate	3.2%	23.1%	(43.4)%	(13.6)%
For the three and six months ended June 30, 2014, we recorded a 3.2% and (43.4)% effective tax rate compared to 23.1% and (13.6)% for the three and six months ended June 30, 2013, respectively. The tax rate for the three and six months ended June 30, 2014 differs from the U.S. statutory tax rate of 34% mainly due to the recognition of a full valuation allowance associated with our U.S. net deferred tax assets during the quarter and the continued recognition of a full valuation allowance in certain of our foreign jurisdictions.
After taking into account the pre-tax loss incurred during the three months ended March 31, 2014, we determined that a full valuation allowance should be recorded against the entire net deferred tax asset that was recognized at December 31, 2013. Negative evidence in the form of a recent history of losses resulted in the determination that the realized net deferred tax asset of $20.7 million at March 31, 2014, should be fully reserved. In considering the need for the additional valuation allowance, we ignored netting a deferred tax liability of $9.3 million associated with indefinite long-lived intangibles because these liabilities cannot be used to offset our net deferred tax asset when determining the amount of valuation allowance required. In light of our higher than expected losses in the current quarter and expected losses going forward, we will continue to recognize a full valuation allowance for deferred taxes, net of the tax effects of the indefinite long-lived intangibles, until substantial positive evidence supports its reversal.
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
The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended June 30,						Six Months Ended June 30,
	Pension Benefits - Qualified Plans				Pension Benefits - Non-qualified Plans		Pension Benefits - Qualified Plans				Pension Benefits - Non-qualified Plans
	U.S. Plans		Non-U.S. Plans				U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$3	$3	$—	$—	$—	$—	$6	$6	$—	$—
Interest cost	290	277	54	54	103	104	580	554	108	108	206	208
Expected return on plan assets	(371)	(338)	(119)	(87)	—	—	(742)	(677)	(238)	(174)	—	—
Net periodic benefit cost	(81)	(61)	(62)	(30)	103	104	(162)	(123)	(124)	(60)	206	208
Net benefit cost	$(81)	$(61)	$(62)	$(30)	$103	$104	$(162)	$(123)	$(124)	$(60)	$206	$208
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
The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Other Post-retirement Benefit Plans				Other Post-retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$7	$7	$—	$—	$14	$14	$—	$—
Interest cost	6	5	—	4	12	10	—	7
Expected return on plan assets	—	—	—	—	—	—	—	—
Recognized actuarial (gain) loss	(8)	(8)	—	3	(16)	(15)	—	5
Net periodic benefit cost	5	4	—	7	10	9	—	12
Net benefit cost	$5	$4	$—	$7	$10	$9	$—	$12
12. Stockholders’ Equity (Deficit)
Common Stock - Our authorized capital stock consists of 100,000,000 shares of common stock with a par value of $0.0001 per share, with 20,563,059 shares outstanding as of June 30, 2014.
Preferred Stock - Our authorized capital stock consists of 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with no shares outstanding as of June 30, 2014.
Earnings Per Share - Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share, and all other diluted per share amounts presented, are determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Under the treasury stock method, the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended June 30, 2014 and 2013, include the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options and warrants when dilutive (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income attributable to common stockholders — basic and diluted	$(26,898)	$(2,200)	$(65,237)	$(2,003)
Weighted average number of common shares outstanding	20,559	14,741	20,554	13,473
Dilutive effect of outstanding stock options and warrants after application of the treasury stock method	—	—	—	—
Dilutive shares outstanding	20,559	14,741	20,554	13,473
Basic (loss) earnings per share attributable to common stockholders	$(1.31)	$(0.15)	$(3.17)	$(0.15)
Diluted (loss) earnings per share attributable to common stockholders	$(1.31)	$(0.15)	$(3.17)	$(0.15)
For the three months ended June 30, 2014, diluted earnings per share exclude approximately 304,563 shares issuable upon exercise of outstanding stock options and 5,838,334 shares underlying our warrants as the effect would have been anti-dilutive. Earnout Shares of 1,250,000 and 284,091 shares held by sponsors of ROI have not been considered in the basic or diluted per share calculation since they have not vested as of June 30, 2014.
As of June 30, 2014, there were 304,563 shares of common stock issuable upon exercise of outstanding options and 5,838,334 shares of common stock issuable upon exercise of outstanding warrants.
Common Stock Warrants - We issued 11,676,667 warrants, which are exercisable for 5,838,334 shares of common stock at $6.00 per half share which expire on May 21, 2018.
New Equity Investment - On July 30, 2014, the Company issued (i) Series A Senior Redeemable Preferred Stock and warrants, which are exercisable for 4,438,004 shares of common stock at $0.01 per share, to the Monomoy Funds, and (ii) warrants, which are exercisable for 2,958,670 shares of common stock at $0.01 per share, to the consenting lenders to the Term Loan Amendment (the “Lenders Warrants”). See Note 16 Subsequent Events.
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
The following table summarizes our share-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Share-based compensation expense	$161	$39	$101	$78
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
In 2013, we adopted the EveryWare Global, Inc. 2013 Omnibus Incentive Compensation Plan (the “2013 Plan”). The provisions of the 2013 Plan allow the awarding of a variety of stock award types to our employees and directors of the Company. The aggregate number of options of our common stock that may be granted under the 2013 Plan may not exceed 870,000 shares. During 2013, there were grants of 352,674 of stock options. During 2014, there were grants of 70,000 of stock options. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. All of the options issued are subject to time vesting conditions and vest ratably and become exercisable over a period of two years to five years from the date of grant. Each of the options expires 10 years after its date of grant. Options granted under the 2013 Plan are not subject to accelerated vesting and do not become exercisable upon the consummation of any change of control transaction. There were no performance based options issued in 2013 or 2014 under the 2013 Plan.
A summary of the status of our Non-Performance stock options as of June 30, 2014 and changes during the six month period ending June 30, 2014 are presented below:

Non-Performance Stock Options	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2013	568,516	$9.15	9.3	$476
Granted	70,000	1.33	9.9	—
Exercised	—	—	0	—
Forfeited	(333,953)	8.63	0	—
Outstanding at June 30, 2014	304,563	$7.96	8.8	$—
Exercisable at June 30, 2014	38,041	$11.83	8.8	$—
Nonvested at June 30, 2014, expected to vest	266,522	$7.40	8.3	$—
A summary of the changes for our Performance stock options for the period ended as follows:

Performance Stock Options	June 30, 2014	December 31, 2013
Balance — Beginning of the year	333,921	350,181
Granted	—	—
Vested	—	—
Forefeited	(288,613)	(16,260)
Balance — June 30, 2014	45,308	333,921
As of June 30, 2014, the total unrecognized compensation cost related to non-vested options granted was $0.9 million for the non-performance options and $0.1 million for the performance options. For the three months ended June 30, 2014, compensation expense related to the non-performance options was $0.2 million and for the six months ended June 30, 2014 compensation income was $0.1 million. For the three months ended June 30, 2014, compensation expense recorded related to the performance options was $0.0 million and $0.0 million, respectively.
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
In 2013, we awarded 28,911 shares of common stock to nonemployee members of our Board of Directors under the 2013 Plan with a grant date fair value of $0.2 million. The total compensation expense relating to awards of restricted stock was $0.2 million for the year ended December 31, 2013. In 2014, we awarded 45,739 shares of common stock to nonemployee members of our Board of Directors under the 2013 plan with a grant date fair value of $0.4 million. For the three and six ended June 30, 2014 compensation expense relating to awards of restricted stock was $0.1 million and 0.2 million, respectively.
Shares can no longer be issued under the 2012 Plan. As of June 30, 2014, a total of 520,992 shares were available from the 870,000 shares authorized for award under our 2013 Plan, including cumulative forfeitures.
Repurchase of Common Stock - We did not repurchase any of our common stock during 2014.
14. Comprehensive Income (Loss)
Comprehensive income (loss), in addition to net income (loss), includes as income or loss the following items, which if present are included in the equity section of the balance sheet: unrealized gains and losses on certain investments in debt and equity securities; foreign currency translation; gains and losses on derivative instruments designated as cash flow hedges; and pension and post-retirement liability adjustments. We disclose comprehensive loss in the consolidated statements of stockholders’ deficit. The following table summarizes the changes in accumulated other comprehensive loss for the six months ended June 30, 2014 (in thousands):

	Foreign Currency Translation	Pension and Other Post-retirement Benefit Plans	Natural Gas Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(1,072)	$2,757	$42	$1,727
Other comprehensive income (loss) before reclassifications	118	—	259	377
Amounts reclassified from accumulated other comprehensive loss	—	—	(82)	(82)
Net period change	118	—	177	295
Tax effect	—	—	—	—
Balance at June 30, 2014	$(954)	$2,757	$219	$2,022
Amounts reclassified from accumulated in other comprehensive loss to (loss) earnings during the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Natural gas hedge
Net (gain) loss reclassified to earnings	(65)	302	$(82)	$1,104
Total before tax	(65)	302	(82)	1,104
Tax provision (benefit)	—	(113)	—	(414)
Net of Tax	(65)	189	$(82)	$690
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
The following table presents our segment information (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Revenues	%	Revenues	%	Revenues	%	Revenues	%
Net revenue
Consumer	$27,853	27.9%	$30,323	30.1%	$60,440	31.1%	$65,067	32.5%
Foodservice	29,386	29.4%	34,299	34.0%	54,712	28.1%	65,078	32.5%
Specialty	28,496	28.6%	25,424	25.2%	51,646	26.5%	48,826	24.4%
International	12,444	12.5%	9,190	9.1%	24,627	12.7%	17,996	9.0%
Total segment net revenue	98,179	98.4%	99,236	98.4%	191,425	98.4%	196,967	98.4%
License fees	1,615	1.6%	1,613	1.6%	3,211	1.6%	3,222	1.6%
Total revenue	$99,794	100.0%	$100,849	100.0%	$194,636	100.0%	$200,189	100.0%

Segment contribution and % before unallocated costs
Consumer	$5,150	18.5%	$3,748	12.4%	$9,359	15.5%	$7,170	11.0%
Foodservice	6,847	23.3%	9,017	26.3%	12,794	23.4%	16,833	25.9%
Specialty	5,546	19.5%	3,591	14.1%	8,741	16.9%	6,681	13.7%
International	(338)	(2.7)%	340	3.7%	(205)	(0.8)%	1,059	5.9%
Total segment contribution	$17,205		$16,696		$30,689		$31,743
Less:
Unallocated manufacturing costs	14,090		(2,554)		22,578		(4,357)
Unallocated selling, distribution and administrative expense	20,699		9,318		37,279		20,861
Loss (gain) on disposal of asset	180		(4)		180		(4)
Long-lived, intangible asset impairment	4,875		—		5,447		—
Other (income) expense	(428)		149		(443)		218
Interest expense	5,607		12,649		11,168		16,788
Loss before taxes	$(27,818)		$(2,862)		$(45,520)		$(1,763)
16. Subsequent Events
Facilities Update

During the three months ended June 30, 2014, we made the decision to shut down production for a period of time at our two U.S. manufacturing facilities to preserve cash and reduce inventory.  As a result of the shut down, which began on approximately May 15, 2014, we furloughed approximately 1,200 employees; however distribution and shipping operations were uninterrupted during that time. We restarted two out of three furnaces at our Lancaster facility on July 14, 2014, with one of our furnaces indefinitely shut down. All production lines at our Monaca facility were restarted on July 21, 2014.
As a result of the production shut down and because certain of our manufacturing costs and a significant portion of our selling, general and administrative expenses are fixed, lower production levels had a negative impact on gross margin and cash flow for the three and six months ended June 30, 2014, due to lower overhead absorption which increased our cost of sales by approximately $9.1 million and $16.3 million, respectively. See “Results of Operations-Cost of Sales” below. In addition, because the shut down of our facilities discussed above impacted a significant portion of the month of July, there will be a negative impact on our operating income for fiscal quarter ending September 30, 2014, due to lower overhead absorption which will increase our cost of sales.
New Equity Investment and Credit Agreement Amendments
Securities Purchase Agreement
On July 30, 2014 (the “Closing Date”), the Company and the Monomoy Funds entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the Monomoy Funds agreed to invest $20.0 million in return for Series A Senior Redeemable Preferred Stock (the “Preferred Stock”) and warrants to acquire 4,438,004 shares of the Company’s common stock (the “Sponsor Warrants”). Pursuant to the Certificate of Designation (the “Certificate of Designation”) authorizing the Preferred Stock, the Preferred Stock ranks senior to all other capital securities of the Company (any such security, a “Junior Security”). The Monomoy Funds received a fee of $1.2 million for investing in the Preferred Stock, which was paid in additional shares of the Preferred Stock. As a result, the initial liquidation value of the Preferred Stock is $21.2 million. The Preferred Stock will accrue a 15% cumulative annual dividend on the Liquidation Preference, payable quarterly in kind and compounded quarterly. The dividends will be added to the Liquidation Preference each quarter. Upon the repayment of the Company’s current Term Loan, the 15% annual dividend will be paid in cash. The Company may redeem the Preferred Stock for cash, upon 60 days’ prior notice, at a price equal to 105% of Liquidation Preference (including all accrued and unpaid dividends). Upon a liquidation event, including certain changes of control, the holders of the Preferred Stock will be entitled to a payment in cash equal to then liquidation value of the Preferred Stock.
The Preferred Stock is not entitled to any voting rights, except that without the prior consent of the holders of a majority of the shares of Preferred Stock outstanding, the Company will not (i) authorize, create or issue, or increase the number of authorized or issued shares of, any class or series of preferred stock, (ii) authorize, create or issue, or increase the number of authorized or issued shares of, any other capital stock of any class or series, except for Common Stock, (iii) declare or pay dividends or make any distributions in respect of any class or series of stock or purchase or redeem any junior securities, (iv) amend, alter or repeal any provisions of the Company’s certificate of incorporation (including the Certificate of Designations) or bylaws, or the charter or bylaws of any subsidiary of the Company, (v) enter into any transaction that would result in a change of control, (vi) amalgamate, consolidate, convert or merge with any other person, or enter into or form any partnership or joint venture or acquire any securities in any other person or (vii) authorize or adopt any equity incentive plan, increase the number of options or securities available for grant or issuance under an equity incentive plan, grant any allocation of options or securities under any equity incentive plan, amend or supplement any equity incentive plan or authorize or issue any incentive compensation in the form of securities outside of an equity incentive plan.
Pursuant to the Purchase Agreement, the Monomoy Funds also received the Sponsor Warrants, which have an exercise price of $0.01 per share, and a term of seven years. The Sponsor Warrants contain customary adjustments to account for any stock splits, reorganizations, recapitalizations, mergers, combinations, asset sales and stock dividends and similar events. If the Company makes a distribution to the holders of its Common Stock of any asset, including cash, or any security, including subscription rights, other than a distribution in connection with a liquidation, distribution or winding up of the Company and other than a stock dividend payable in Common Stock, then the Company will distribute to the holder of each Sponsor Warrant the portion of the distribution that a holder of the number of shares of Common Stock issuable upon exercise of the Sponsor Warrant would have received.
Unless and until the Company obtains any stockholder approval required by Nasdaq Listing Rule 5635 to permit full exercisability of the Sponsor Warrants, the number of shares of Common Stock for which the Sponsor Warrants will be exercisable will be limited to the number of shares of Common Stock that, when taken to together with all shares of Common Stock issued or issuable upon exercise of the Lender Warrants, would be equal to 19.9% of the outstanding shares of the Common Stock as of the Closing Date.

Term Loan Amendment
On the Closing Date, the Borrowers and Universal entered into Waiver and Amendment No. 1 to Term Loan Agreement (the “Term Loan Amendment”) governing the Term Loan, which provides for among other things, a waiver of the events of default that occurred as a result of the Borrowers’ failure to comply with the consolidated leverage ratio and interest coverage ratio covenants for the fiscal quarters ended March 31, 2014 and June 30, 2014, and amendments to the Term Loan Agreement. As a result of the Term Loan Amendment, the Borrowers are no longer required to comply with consolidated leverage ratio and the consolidated interest coverage ratio covenants as of June 30, 2014. In connection with the Term Loan Amendment, the Borrowers paid an amendment fee of 0.5% of the Term Loan then outstanding.
Term Loan Amendment provides for an increase in the applicable interest rate margin of 2.00% for both Eurodollar rate and Base rate borrowings, of which 0.25% is payable in cash on a monthly basis and 1.75% is payable in kind on a monthly basis.
The Term Loan Amendment gives the Borrowers relief under the consolidated leverage ratio covenant and the interest coverage ratio covenants by eliminating the requirement to comply with these covenants until the quarter ending September 30, 2015. As amended, the maximum consolidated leverage ratio financial covenant requires Universal to maintain a maximum consolidated leverage ratio (as calculated in accordance with the Term Loan Agreement) as of the last day of any fiscal quarter beginning with the quarter ending September 30, 2015 as follows:

Beginning with the quarter ending:	Maximum Consolidated Leverage Ratio
September 30, 2015	11.20 : 1.00
December 31, 2015	8.60 : 1.00
March 31, 2016	8.00 : 1.00
June 30, 2016	7.40 : 1.00
September 30, 2016	7.00 : 1.00
December 31, 2016 and thereafter	6.30 : 1.00
As amended, the minimum interest coverage ratio financial covenant requires Universal to maintain a consolidated interest coverage ratio (as calculated in accordance with the Term Loan Agreement) as of the last day of any fiscal quarter beginning with the quarter ending September 30, 2015, as follows:

Beginning with the quarter ending:	Minimum Interest Coverage Ratio
September 30, 2015	1.25 : 1.00
December 31, 2015	1.55 : 1.00
March 31, 2016	1.70 : 1.00
June 30, 2016	1.75 : 1.00
September 30, 2016	1.75 : 1.00
December 31, 2016 and thereafter	1.75 : 1.00
The Term Loan Amendment adds another financial covenant, which requires Universal to maintain a minimum consolidated Adjusted EBITDA for the two fiscal quarters ending March 31, 2015 of $10.9 million and a minimum consolidated Adjusted EBITDA for the three fiscal quarters ending June 30, 2015 of $15.7 million.
Pursuant to the Term Loan Amendment, the time period during which voluntary prepayments of amounts outstanding under the Term Loan are permitted was extended so that the Borrowers may make voluntary prepayments, subject to prepayment premiums of 2% if made on or prior to March 31, 2015 and 1% if made on or prior to March 31, 2016.
In addition, the Term Loan Amendment provided for the issuance to the lenders under the Term Loan of warrants (the “Lender Warrants”) to purchase an aggregate of 2,958,670 shares of the Company’s common stock with an exercise price of $0.01 per share and a term of seven years. The Lender Warrants have terms that are substantially the same as the Sponsor Warrants. The Lender Warrants provide for customary adjustments to account for any stock splits, recapitalizations, mergers, combinations, asset sales, stock dividends and similar events. The Company will be required to file a registration statement to register the resale of the shares of Common Stock issued upon exercise of the Lender Warrants.
The Term Loan Amendment replaced the prior consolidated adjusted EBITDA measure used in the calculation of covenant compliance with a new measure called consolidated adjusted EBITDA. Consolidated adjusted EBITDA is defined in the Term Loan Amendment as consolidated net income plus depreciation expense, amortization expense, interest expense, tax expense, certain long-term incentive plan and other compensation expense, provision for LIFO and deferred variance adjustments for inventory valuations (provided that any amounts added back for provisions for LIFO and deferred variance adjustments for inventory valuations shall not exceed $3.5 million in any measurement period), extraordinary losses, cash restructuring charges, fees and expenses, as well as any professional fees (provided that the aggregate amount of all cash restructuring charges, fees and expenses added back shall not exceed $2.5 million for measurement periods ending on or before June 30, 2015 and shall not exceed $5.0 million for measurement periods ending after June 30, 2015, and the restructuring charges, fees and expenses or professional fees related to the new equity investment that closed on July 30, 2014 will not be subject to such limit), foreign currency translation gains or losses, fees, indemnities and expenses paid to the members of the board of directors, business interruption insurance proceeds, fees, costs or expenses incurred in connection with acquisitions or dispositions, the amount of certain “run rate” cost savings, operating expense reductions and cost synergies projected by us that are reasonably identifiable and factually supportable (subject to the limitation discussed below) and further adjusted to subtract, without duplication, cancellation of debt income arising as a result of the repurchase of Term Loans permitted under the agreement, non-cash gains included in consolidated net income, cash payments made in the measurement period in respect of non-cash charges taken in any prior measurement period, to the extent not deducted in the calculation of net income, actual fees, costs and expenses associated with the proceeds of business interruption insurance to the extent such amounts are the basis of such recovery and extraordinary gains.
Solely for the purpose of the computations of the consolidated leverage ratio, the consolidated first lien leverage ratio and the consolidated interest coverage ratio, if a permitted acquisition or disposition has occurred during the relevant period, consolidated adjusted EBITDA shall be calculated on a pro forma basis (as defined in and subject to the limitations set forth in the Term Loan Agreement), including all income and expense associated with the assets or entity acquired in connection with a permitted acquisition for them most recently ended four fiscal quarter period for which such income and expense amounts are available shall be treated as being earned or incurred by us on a pro forma basis for the portion of the applicable period occurring prior to the date of the acquisition, giving effect to any cost savings, operating expense reductions and cost synergies that are reasonably identifiable and factually supportable, net of the amount of actual benefits realized during such period from such actions that are otherwise included in the calculation of consolidated adjusted EBITDA (provided that the aggregate amount of cost savings, operating expense reductions and cost synergies added back pursuant to this clause and the amount of “run rate” cost savings, operating expense reduction and cost synergies added back as described above for any period shall not exceed 7.0% of consolidated adjusted EBITDA for such period calculated on a pro forma basis after giving effect to all adjustments thereto).
ABL Amendment
On the Closing Date, the Borrowers and Universal entered into Amendment No. 6 to Second Amended and Restated Loan and Security Agreement (the “ABL Amendment No. 6”), which amended the ABL Facility to increase the maximum revolver amount available thereunder from $55.0 million to $60.0 million.
ABL Amendment No. 6 includes certain other amendments, including: (i) an agreement by Universal and the Borrowers to provide monthly operating financial reports to the administrative agent promptly after they are provided to the Company’s Board of Directors; (ii) an amendment to the covenant limiting distributions to eliminate the ability of Universal to pay dividends and make certain other distributions that they were previously entitled to make subject to certain conditions being met; and (iii) an amendment to the definition of EBITDA so that the add back for cash restructuring charges, fees and expenses and any professional fees was reduced from 15.0% to 12.5% of EBITDA for the applicable measurement period.
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Form 10-Q and our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. See Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, for additional information regarding risk factors that may impact our estimates.”

Company Overview
We are a leading marketer of tabletop and food preparation products for the consumer, foodservice, and specialty markets. We operate our business in four segments: consumer, foodservice, specialty, and international. International includes all countries in which we operate other than the U.S. and Canada.
We offer a comprehensive line of tabletop and food preparation products, such as bakeware, beverageware, serveware, storageware, flatware, dinnerware, crystal, banquetware, and hollowware; premium spirit bottles; cookware; gadgets; candle and floral glass containers; and other kitchen products. We market our products globally under the Anchor Hocking®, Anchor®, Anchor Home®, FireKing®, ONEIDA®, Buffalo China®, Delco® and Sant’ Andrea® brands; and in Europe under the Viners®, MermaidTM, George WilkinsonTM, Great British Bakeware®, Longlife® and RTATM brands; Anchor Hocking®, ONEIDA® and W.A. Rogers® brands. Our customers range from Fortune 500 companies to medium and small-sized companies in the consumer, foodservice, business-to-business, and e-commerce channels. We own and operate two glass manufacturing plants in the U.S., in Lancaster, Ohio, and Monaca, Pennsylvania. We lease two metal bakeware manufacturing plants in Burnley and Oldbury, United Kingdom, and an assembly facility in Fakenberg, United Kingdom, and source a variety of tableware products from third parties, primarily in Asia and Europe.
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
Recent Events and Outlook
During the three months ended June 30, 2014, we made the decision to shut down production for a period of time at our two U.S. manufacturing facilities to preserve cash and reduce inventory.  As a result of the shut down, which began on approximately May 15, 2014, we furloughed approximately 1,200 employees; however distribution and shipping operations were uninterrupted during that time. We restarted two out of three furnaces at our Lancaster facility on July 14, 2014, with one of our furnaces indefinitely shut down. All production lines at our Monaca facility were restarted on July 21, 2014.
As a result of the production shut down and because certain of our manufacturing costs and a significant portion of our selling, general and administrative expenses are fixed, lower production levels had a negative impact on gross margin and cash flow for the three and six months ended June 30, 2014, due to lower overhead absorption which increased our cost of sales by approximately $9.1 million and $16.3 million, respectively. See “Results of Operations-Cost of Sales” below. In addition, because the shut down of our facilities discussed above impacted a significant portion of the month of July, there will be a negative impact on our operating income for fiscal quarter ending September 30, 2014, due to lower overhead absorption which will increase our cost of sales.
In addition, as a result of the factory shut down, total net inventory decreased $23.4 million and $32.1 million from the period ended March 31, 2014, and June 30, 2013, respectively. Going into the fall holiday season, our inventory levels are below historic levels, and we anticipate running our furnaces at capacity to fulfill our orders in the second half of the year.
Our current key operational initiatives include (i) improving product margins (ii) realigning manufacturing capacity with demand, and (iii) reducing our cost structure. The Company has recently implemented initiatives including workforce, salary and benefit reductions, reduction in facility expenses, improved vendor payment terms and elimination of negative margin business. Going forward we will also focus on improving our customer service levels and restoring customer confidence.
In January 2014, we announced our plans to close our regional office in Oneida, New York, and a smaller satellite office in Melville, New York, as part of our ongoing integration of the Oneida business.

We are also in the process of evaluating our international operations. As are result of this process we are currently exploring strategic options with respect to our U.K. operations, including the potential sale of all or part of the business and/or the implementation of various restructuring initiatives to improve the cash flow and operating performance of the business. In addition, during the fiscal quarter ending June 30, 2014, we decided to terminate our interest in our EveryWare Global Brasil Distribuidora, Ltda joint venture, in an effort to preserve cash and focus on our core markets. We expect to complete the dissolution over the balance of 2014. In connection with the dissolution of the joint venture we recorded an $0.3 million charge to write down our investment in the joint venture and anticipate that we will liquidate the remaining working capital during the balance of 2014.
Trends
Market conditions in North America gradually improved during the first half of 2013; however, the macroeconomic business environment in North America became more challenging during the third and fourth quarters of 2013 as consumer sentiment declined and the threat of a federal government shut down slowed consumer and business spending. In Western Europe, stagnant economic conditions continue to present challenges to achieving our international segment growth goals. Volume growth in our specialty and international segments, including the impact of our U.K. acquisition, offset the challenging macroeconomic business environment for our consumer and foodservice segments, principally in North America. We continue to manage our cost structure and leverage our global footprint in an effort to improve our overall profitability.
In the second quarter of this year, market conditions gradually improved after a difficult first quarter during which consumer sentiment and major retailer and restaurant demand declined as adverse weather conditions impacted store and restaurant traffic. Specifically in the foodservice segment same store sales were marginally up from the first quarter of 2014 with an expected acceleration in the second half of the year. Retail sales also increased by single digits in the second quarter as improving consumer confidence positively impacted store traffic.
In addition, as part of our initiatives to improve profitability and preserve cash, we made the decision to no longer pursue some lower margin business and instituted a temporary plant shut down. As a result of these factors, our net sales were down 1.0%.
New Equity Investment and Credit Agreement Amendments
On July 30, 2014, we received a new equity investment from Monomoy Capital Partners, L.P., Monomoy Capital Partners II, L.P. and certain of their affiliated funds (the “Monomoy Funds”) to provide us with additional liquidity to operate our business and entered into amendments to our Term Loan Agreement and ABL Agreement. In connection with these transactions, (i) Monomoy invested $20.0 million in return for our Series A Senior Redeemable Preferred Stock (the “Sponsor Preferred”) and warrants to purchase 4,438,004 shares of our common stock at a purchase price of $0.01 per share (the “Sponsor Warrants”), and (ii) the lenders under the Term Loan agreed to certain waivers and amendments to our Term Loan Agreement and (iii) we issued warrants (the “Lender Warrants”) to purchase an aggregate of 2,958,670 shares of our common stock at an exercise price of $0.01 per share, to the lenders under the Term Loan. See “-Liquidity and Capital Resources.”
We are currently evaluating the accounting impact of the equity investment and credit agreement amendments on our consolidated financial statements and footnote disclosures, including the treatment of deferred financing fees and other third party costs as a result of the new equity investment and credit agreement amendments that closed on July 30, 2014.
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
Demand for our products is also impacted by seasonality, primarily in the consumer segment. Second half consumer sales typically account for 60% of the full year sales (with approximately a third of total year sales occurring in the fourth quarter). Historically, we have increased inventory levels during the summer months in preparation for the late third and fourth quarter consumer sales. However, as discussed above, as part of our efforts to realign manufacturing capacity with demand, we temporarily shut down operations for a portion of the second and third quarter of 2014 and anticipate that we will run our furnaces at capacity for the balance of the year to fill customer orders. Consumer seasonality is driven primarily by baking and dining product lines sold during the autumn as customers prepare for heavy consumer sales coinciding with the holidays. Specialty sales are typically slightly heavier in the second half of the year, versus the first half. Seasonality in our specialty segment is primarily driven by the Candle/Floral product lines.
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
Results of Operations
The table below sets forth our results of operations for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	%	2013	%	2014	%	2013	%
Total revenues	$99,794	100.0	$100,849	100.0	$194,636	100.0	$200,189	100.0
Cost of sales	88,144	88.3	72,706	72.1	169,128	86.9	146,211	73.0
Gross margin	11,650	11.7%	28,143	27.9%	25,508	13.1%	53,978	27.0%
Operating expenses:
Selling, distribution and administrative expenses	29,139	29.2	18,331	18.2	54,485	28.0	38,859	19.4
Restructuring expense	95	0.1	(120)	(0.1)	191	0.1	(120)	(0.1)
Loss (gain) on disposal of assets	180	0.2	(4)	—	180	0.1	(4)	—
Long-lived asset impairment	1,659	1.7	—	—	2,231	1.1	—	—
Goodwill, intangible asset impairment	3,216	3.2	—	—	3,216	1.7	—	—
Total operating expenses	34,289	34.4%	18,207	18.1%	60,303	31.0%	38,735	19.3%
(Loss) income from operations	(22,639)	(22.7)	9,936	9.9	(34,795)	(17.9)	15,243	7.6
Other (income) expense, net	(428)	(0.4)	149	0.1	(443)	(0.2)	218	0.1
Interest expense	5,607	5.6	12,649	12.5	11,168	5.7	16,788	8.4
Loss before income taxes	(27,818)	(27.9)%	(2,862)	(2.7)%	(45,520)	(23.4)%	(1,763)	(0.9)%
Income tax (benefit) expense	(901)	(0.9)	(662)	(0.7)	19,773	10.2	240	0.1
Net loss	(26,917)	(27.0)	(2,200)	(2.0)	(65,293)	(33.6)	(2,003)	(1.0)
Less: Non-controlling interest in subsidiary’s loss	(19)	—	—	—	(56)	—	—	—
Net loss attributable to common stockholders	$(26,898)	(27.0)%	$(2,200)	(2.0)%	$(65,237)	(33.6)%	$(2,003)	(1.0)%
EBITDA (1)	$(17,306)	(17.3)	$13,769	13.7	$(24,998)	(12.8)	$22,896	11.4
Adjusted EBITDA (1)	$(2,795)	(2.8)	$15,565	15.4	$(6,194)	(3.2)	$26,218	13.1

(1)
For a reconciliation from our net loss attributable to common stockholders to EBITDA and Adjusted EBITDA, see “- Reconciliation of Non-GAAP Financial Measures to GAAP Measures” following the discussion of our results of operations.

Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013
Total Revenues. Net sales by segment, as a percentage of total revenues, and net sales change in dollars and percentage, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013 were as follows:

	Three Months Ended June 30,
	2014	%	2013	%	Change	%
Net Sales
Consumer	$27,853	27.9%	$30,323	30.1%	$(2,470)	(8.1)%
Foodservice	29,386	29.4	34,299	34.0	(4,913)	(14.3)
Specialty	28,496	28.6	25,424	25.2	3,072	12.1
International	12,444	12.5	9,190	9.1	3,254	35.4
Total segment net sales	98,179	98.4	99,236	98.4	(1,057)	(1.1)
License fees	1,615	1.6	1,613	1.6	2	0.1
Total revenues	$99,794	100.0%	$100,849	100.0%	$(1,055)	(1.0)%
Total revenue decreased $1.1 million, or 1.0% to $99.8 million for the three months ended June 30, 2014. The decrease in total revenue was driven by decreases in net sales in our consumer and foodservice segments, which was partially offset by growth in our specialty and our international segments, where revenues were up primarily as a result of our Metalrax acquisition.

Furthermore, within our consumer and specialty segments, some of our customer orders were negatively impacted by our facility shut down, this was partially offset by an acceleration of other customer orders that were filled with available inventory. Within our business segments, revenues for the quarter as compared to the prior year period were as follows:

•
Consumer - Consumer segment revenues decreased $2.5 million, or 8.1% to $27.9 million for the three months ended June 30, 2014. The change in net sales was primarily driven by lower promotional activity and our decision to move away from lower margin business in our Department and Specialty store channels.

•
Foodservice - Foodservice segment revenues decreased $4.9 million, or 14.3% to $29.4 million for the three months ended June 30, 2014. The change in net sales was primarily driven by a decrease in sales to our distribution and chain restaurant customers resulting from lower order fulfillment rates and general uncertainly surrounding the company.

•
Specialty - Specialty segment revenues increased $3.1 million, or 12.1% to $28.5 million for the three months ended June 30, 2014, primarily due to higher Candle/Floral sales and growth in our specialty storage products, which was offset by lower Direct Sell and spirits bottle sales.

•
International - International segment revenues increased $3.3 million, or 35.4% to $12.4 million for the three months ended June 30, 2014. The increase was driven by the impact of our U.K. Metalrax acquisition that took place at the end of June 2013.

License fees decreased 0.1%, to $1.6 million for the three months ended June 30, 2014.
Cost of Sales. Cost of sales increased $15.4 million, or 21.2%, to $88.1 million for the three months ended June 30, 2014. The increase is primarily due to $9.1 million of lower overhead absorption resulting from substantially lower production levels as a result of our decision to temporarily close our two U.S. manufacturing facilities, and to a lesser degree, higher inventory write-downs, higher employee benefit costs, and the impact of our Metalrax acquisition.
Gross Margin. Gross margin as percentage of total revenue was 11.7% for the three months ended June 30, 2014, as compared to 27.9% for the three months ended June 30, 2013. The change in gross margin rate was primarily due to lower overhead absorption resulting from substantially lower production levels as a result of our decision to temporarily close our two U.S. manufacturing facilities, higher factory costs, and the mix of sales by segment for the year. Net sales grew in our international segment, which typically generate lower margin rates than our foodservice segment.
Segment Contribution. Segment contribution is defined as segment income before taxes and before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, other income (expense), and interest income. See Note 15 to our audited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a reconciliation of total segment contribution to (loss) income before taxes. Segment contribution by segment, as a percentage of segment net sales, and segment contribution change in dollars and percentage, for the period ended June 30, 2014, compared to the period ended June 30, 2013, were as follows:

	Three Months Ended June 30,
	2014	%	2013	%	Change	%
Consumer	$5,150	18.5%	$3,748	12.4%	$1,402	37.4%
Foodservice	6,847	23.3%	9,017	26.3%	(2,170)	(24.1)%
Specialty	5,546	19.5%	3,591	14.1%	1,955	54.4%
International	(338)	(2.7)%	340	3.7%	(678)	(199.4)%
Segment Contribution	$17,205		$16,696		$509	3.0%

•
Consumer - The consumer segment contribution as a percentage of segment sales was 18.5% for the three months ended June 30, 2014, as compared to 12.4% for the three months ended June 30, 2013. The change in contribution margin rate in the comparative years is due to higher pricing and our decision to exit lower margin business.

•
Foodservice - The foodservice segment contribution as a percentage of segment sales decreased from 26.3% for the three months ended June 30, 2013 to 23.3% for the three months ended June 30, 2014. The change in contribution margin rate was primarily due to lower volumes to higher margin distribution customers as a result of lower order fulfillment rates, higher volume rebates and additional expedited freight costs.

•
Specialty - The specialty segment contribution as a percentage of segment sales increased from 14.1% for the three months ended June 30, 2013, to 19.5% for the three months ended June 30, 2014. The change in contribution margin rate was primarily due to improved margins in Candle/Floral business and favorable product mix in our spirit bottle and specialty storage business.

•
International - The international segment contribution decreased from 3.7% for the three months ended June 30, 2013, to 2.7% for the three months ended June 30, 2014. The change in contribution margin rate was primarily due to our Metalrax acquisition which has lower margins than other parts of the international segment and the impact of incremental sale of excess and obsolete inventory.

Total Operating Expenses. Total operating expenses increased $16.1 million to $34.3 million for the three months ended June 30, 2014. Total operating expenses as a percentage of total revenues increased 16.3% from 18.1% or the three months ended June 30, 2013, to 34.4% for the three months ended June 30, 2014. The changes in operating expenses were primarily due to the following:

•
Selling, Distribution, and Administrative Expenses. Selling, distribution, and administrative expenses increased $10.8 million, or 59.0%, to $29.1 million for the three months ended June 30, 2014. The increase was primarily the result of $6.0 million of legal and consulting fees to assist in the development of cost savings and restructuring initiatives, including the negotiation of the amendment of our Term Loan and ABL Facility, and $1.8 million of costs associated with our Metalrax’s operations, which was acquired during the second quarter of 2013.

•
Restructuring Expense. For the period ended June 30, 2014, restructuring expenses included $0.1 million of employee related costs associated with the closing our regional office in Oneida, New York, and a smaller satellite office in Melville, New York, as part of our ongoing integration of the Oneida business. We did not record any restructuring charges for the period ended June 30, 2013.

•	Loss (gain) on disposal of assets. For the period ended June 30, 2014, we recorded a loss of $0.2 million related the sale of Oneida owned land.

•
Long-lived asset impairment. We recognized an impairment charge of $1.7 million for the period ended June 30, 2014, relating to write-down of our Oneida, NY, office building. We did not record any impairment charges for the period ended June 30, 2013.

•
Goodwill, intangible asset impairment. We recognized an impairment charge of $3.2 million for the period ended June 30, 2014, relating to write-down of certain goodwill and intangible tradename and tradename licenses. See Note 7 - Goodwill, Intangibles, and Other Long-lived Assets for additional information. We did not record an impairment charge for the period ended June 30, 2013.

Other (Income) Expense. Other expense was $0.1 million for the three months ended June 30, 2013, as compared to other income of $0.4 million for the three months ended June 30, 2014. For the three months ended June 30, 2014, other income included the amortization of deferred revenue related to Anchor Hocking’s sale-leaseback of $0.3 million, and the net impact of foreign exchange gains. For the three months ended June 30, 2013, other expense included the amortization of deferred revenue related to Anchor Hocking’s sale-leaseback of $0.3 million, which was offset by foreign exchange losses.
Interest Expense. Interest expense decreased $7.0 million to $5.6 million for the three months ended June 30, 2014. The decrease in interest expense is attributable to the write-down of deferred financing fees of $6.5 million and $1.3 million in prepayment premium in May 2013 as a result of our debt refinancing, which was partially offset by higher average debt balances.
Income Tax Benefit. Income tax benefit increased $0.2 million to $0.9 million for the three months ended June 30, 2014. The tax benefit recognized was due primarily to the reduction in the deferred tax liabilities associated with the impairments for the quarter. We did not recognize a tax benefit from consolidated pre-tax losses generated for the three months ended June 30, 2014, since we have determined that the resulting deferred tax assets should not receive any benefit and a full tax valuation allowance should be recorded for the quarter. In light of our higher than expected losses in the current quarter and expected losses going forward, we will continue to recognize a full valuation allowance until substantial positive evidence supports its reversal.
Net Loss. Net loss increased $24.7 million to a net loss of $26.9 million for the three months ended June 30, 2014, primarily as a result of the factors discussed above.

Non-controlling Interest in Subsidiary’s Loss. Included in net loss is a loss of approximately $19.0 thousand for the three months ended June 30, 2014, representing the non-controlling interest of our joint venture in Brazil.
Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders increased $24.7 million to $26.9 million for the three months ended June 30, 2014, primarily as a result of the factors discussed above.
EBITDA. EBITDA decreased $31.1 million to a loss of $17.3 million for the three months ended June 30, 2014. The decrease in EBITDA was primarily due to lower overhead absorption resulting from substantially lower production levels, higher factory costs, the mix of sales by segment for the year, and higher operating expenses resulting from consulting and restructuring activities as discussed above. As a percentage of total revenue, EBITDA decreased from 13.7% for the three months ended June 30, 2013, to 17.3% for the three months ended June 30, 2014.
Adjusted EBITDA. Adjusted EBITDA decreased $18.4 million to a loss of $2.8 million for the three months ended June 30, 2014. As a percentage of total revenue, Adjusted EBITDA was 2.8% and 15.4% for the three months ended June 30, 2014 and 2013, respectively.
Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013
Total Revenues. Net sales by segment, as a percentage of total revenues, and net sales change in dollars and percentage, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013 were as follows:

	Six Months Ended June 30,
	2014	%	2013	%	Change	%
Net Sales
Consumer	$60,440	31.1%	$65,067	32.5%	$(4,627)	(7.1)%
Foodservice	54,712	28.1	65,078	32.5	(10,366)	(15.9)
Specialty	51,646	26.5	48,826	24.4	2,820	5.8
International	24,627	12.7	17,996	9.0	6,631	36.8
Total segment net sales	191,425	98.4	196,967	98.4	(5,542)	(2.8)
License fees	3,211	1.6	3,222	1.6	(11)	(0.3)
Total revenues	$194,636	100.0%	$200,189	100.0%	$(5,553)	(2.8)%
Total revenue decreased $5.6 million, or 2.8% to $194.6 million for the six months ended June 30, 2014. The decrease in total revenue was driven by decreases in net sales in our foodservice and consumer segments, which was partially offset by higher sales in our specialty and international segment, where revenues were up primarily as a result of our Metalrax acquisition. Furthermore, within our consumer and specialty segments, some of our customer orders were negatively impacted by our facility shut down, this was partially offset by an acceleration of other customer orders that were filled with available inventory.Within our business segments, revenues for 2014 as compared to 2013 were as follows:

•
Consumer - Consumer segment revenues decreased $4.6 million, or 7.1% to $60.4 million for the six months ended June 30, 2014. The change in net sales was primarily driven by lower promotional activity and our decision to move away from lower margin business in our Department and Specialty store channels.

•
Foodservice - Foodservice segment revenues decreased $10.4 million, or 15.9% to $54.7 million for the six months ended June 30, 2014. The change in net sales was primarily driven by a decrease in sales to our distribution and chain restaurant customers resulting from lower order fulfillment rates, general uncertainty about the state of the business and the effect of adverse weather conditions in the south and along the east coast on store and restaurant traffic.

•
Specialty - Specialty segment revenues increased $2.8 million, or 5.8% to $51.6 million for the six months ended June 30, 2014, primarily due to higher specialty storage products and Candle/Floral sales which were offset by lower sales in our Direct Sell channel.

•
International - International segment revenues increased $6.6 million, or 36.8%, to $24.6 million for the six months ended June 30, 2014. The increase was driven by the impact of our U.K. Metalrax acquisition that took place at the end of June 2013.
License fees decreased $11 thousand, or 0.3% to $3.2 million for the six months ended June 30, 2014.
Cost of Sales. Cost of sales increased $22.9 million, or 15.7% to $169.1 million for the six months ended June 30, 2014. The increase is primarily due to $16.3 million of lower overhead absorption resulting from substantially lower production levels as a result of our decision to temporarily close our two U.S. manufacturing facilities, and to a lesser degree, higher utility costs resulting from the colder than normal winter, higher freight and packaging costs, higher inventory write-downs, higher employee benefit costs and the impact of our Metalrax acquisition.
Gross Margin. Gross margin as percentage of total revenue was 13.1% for the six months ended June 30, 2014, as compared to 27.0% for the six months ended June 30, 2013. The change in gross margin rate was primarily due to lower overhead absorption resulting from substantially lower production levels as a result of our decision to temporarily close our two U.S. manufacturing facilities, higher factory costs, and the mix of sales by segment for the year. Net sales grew in our international and specialty segments, which typically generate lower margin rates than our foodservice segment.
Segment Contribution. Segment contribution is defined as segment income before taxes and before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, other income (expense), and interest income. See Note 15 to our audited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a reconciliation of total segment contribution to (loss) income before taxes. Segment contribution by segment, as a percentage of segment net sales, and segment contribution change in dollars and percentage, for the period ended June 30, 2014, compared to the period ended June 30, 2013, were as follows:

	Six Months Ended June 30,
	2014	%	2013	%	Change	%
Consumer	$9,359	15.5%	$7,170	11.0%	$2,189	30.5%
Foodservice	12,794	23.4%	16,833	25.9%	(4,039)	(24.0)%
Specialty	8,741	16.9%	6,681	13.7%	2,060	30.8%
International	(205)	(0.8)%	1,059	5.9%	(1,264)	(119.4)%
Segment Contribution	$30,689		$31,743		$(1,054)	(3.3)%

•
Consumer - The consumer segment contribution as a percentage of segment sales was 15.5% for the six months ended June 30, 2014, as compared to 11.0% for the six months ended June 30, 2013. The change in contribution margin rate in the comparative years is due to higher pricing and a higher proportion of our net sales occurring in bakeware products than beverageware, which typically generate a higher margin rate.

•
Foodservice - The foodservice segment contribution as a percentage of segment sales was 23.4% for the six months ended June 30, 2014, as compared to 25.9% for the six months ended June 30, 2013. The change in contribution margin rate was primarily due to lower volumes to higher margin distribution customers as a result of lower order fulfillment rates and a shift in product mix with lower flatware and dinnerware sales.

•
Specialty - The specialty segment contribution as a percentage of segment sales increased from 13.7% for the six months ended June 30, 2013, to 16.9% for the six months ended June 30, 2014. The change in contribution margin rate was primarily due to improved margins in Candle/Floral and favorable mix in our specialty storage and spirit bottle business, which was partially offset by lower Direct Sell volume.

•
International - The international segment contribution decreased from 5.9% for the six months ended June 30, 2013, to 0.8% for the six months ended June 30, 2014. The change in contribution margin rate was primarily due to our Metalrax acquisition which has lower margins than other parts of the international segment and promotional activities in our commercial accounts and our direct-to-consumer business within our traditional U.K. operations and the impact on the sale of excess and obsolete inventory. Additionally, we generated a higher proportion of sales through our beverageware offerings, which is a lower margin product category.

Total Operating Expenses. Total operating expenses increased $21.6 million to $60.3 million for the six months ended June 30, 2014. Total operating expenses as a percentage of total revenues increased 11.7% from 19.3% or the six months ended June 30, 2013, to 31.0% for the six months ended June 30, 2014. The changes in operating expenses were primarily due to the following:

•
Selling, Distribution, and Administrative Expenses. Selling, distribution, and administrative expenses increased $15.6 million, or 40.2% to $54.5 million for the six months ended June 30, 2014. The increase was primarily the result of $2.0 million of employee separation expenses related to organizational changes, $6.5 million of legal and consulting fees to assist in the development of cost savings and restructuring initiatives, including the negotiation of the amendment of our Term Loan and ABL Facility, and $3.4 million of costs associated with our Metalrax’s operations, which was acquired during the second quarter of 2013.

•
Restructuring Expense. For the period ended June 30, 2014, restructuring expenses included $0.1 million of employee related costs associated with the closing our regional office in Oneida, New York, and a smaller satellite office in Melville, New York, as part of our ongoing integration of the Oneida business. We did not record any restructuring charges for the period ended June 30, 2013.

•	Loss (gain) on disposal of assets. For the period ended June 30, 2014, we recorded a loss of $0.2 million related the sale of Oneida owned land.

•
Long-lived asset impairment. We recognized an impairment charge of $2.2 million for the period ended June 30, 2014, relating to write-down of our Oneida, NY, office building and the write-down of manufacturing equipment no longer in use. We did not record an impairment charge for the period ended June 30, 2013.

•
Goodwill, intangible asset impairment. We recognized an impairment charge of $3.2 million for the period ended June 30, 2014, relating to write-down of certain goodwill and intangible tradename and tradename licenses. See Note 7 - Goodwill, Intangibles, and Other Long-lived Assets for additional information. We did not record any impairment charges for the period ended June 30, 2013.

Other (Income) Expense. Other expense was $0.2 million for the six months ended June 30, 2013, as compared to other income of $0.4 million for the six months ended June 30, 2014. For the six months ended June 30, 2014, other income included the amortization of deferred revenue related to Anchor Hocking’s sale-leaseback of $0.6 million, and the net impact of foreign exchange losses. For the six months ended June 30, 2013, other expense included the amortization of deferred revenue related to Anchor Hocking’s sale-leaseback of $0.6 million, which was offset by foreign exchange losses.
Interest Expense. Interest expense decreased $5.6 million to $11.2 million for the six months ended June 30, 2014. The decrease in interest expense is attributable to the write-down of deferred financing fees of $6.5 million and $1.3 million in prepayment premium in May 2013 as a result of our debt refinancing, which was partially offset by higher average debt balances.
Income Tax Expense. Income tax expense increased $19.5 million to $19.8 million for the six months ended June 30, 2014. We did not recognize a tax benefit from consolidated pre-tax losses generated for the six months ended June 30, 2014, since we have determined that the resulting deferred tax assets should not receive any benefit and a full tax valuation allowance should be recorded for the quarter. After taking into account the pre-tax loss incurred during the three and six months ended June 30, 2014, we determined that a full valuation allowance should be recorded against the entire net deferred tax asset that was recognized at December 31, 2013. Negative evidence in the form of a recent history of losses resulted in the determination that the realized net deferred tax asset of $20.7 million at March 31, 2014, should be fully reserved. In considering the need for the additional valuation allowance, we ignored netting a deferred tax liability of $9.3 million associated with indefinite long-lived intangibles because these liabilities cannot be used to offset our net deferred tax asset when determining the amount of valuation allowance required. In light of our higher than expected losses in the current quarter and expected losses going forward, we will continue to recognize a full valuation allowance until substantial positive evidence supports its reversal.
Net Loss. Net loss increased $63.3 million to a net loss of $65.3 million for the six months ended June 30, 2014, primarily as a result of the factors discussed above.
Non-controlling Interest in Subsidiary’s Loss. Included in net loss is a loss of approximately $56 thousand for the six months ended June 30, 2014, representing the non-controlling interest of our joint venture in Brazil.
Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders increased $63.2 million to $65.2 million for the six months ended June 30, 2014, primarily as a result of the factors discussed above.
EBITDA. EBITDA decreased $47.9 million, to a loss of $25.0 million for the six months ended June 30, 2014. The decrease in EBITDA was primarily due to lower overhead absorption resulting from substantially lower production levels, higher factory costs, the mix of sales by segment for the year, and higher operating expenses resulting from employee separation expenses and consulting and restructuring activities as discussed above. As a percentage of total revenue, EBITDA decreased from 11.4%

for the six months ended June 30, 2013, to (12.8%) for the six months ended June 30, 2014.
Adjusted EBITDA. Adjusted EBITDA decreased $32.4 million to a loss of $6.2 million for the six months ended June 30, 2014. As a percentage of total revenue, Adjusted EBITDA was (3.2%) and 13.1% for the six months ended June 30, 2014 and 2013, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(26,898)	$(2,200)	$(65,237)	$(2,003)
Interest expense	5,607	12,649	11,168	16,788
Income tax (benefit) expense	(901)	(662)	19,773	240
Depreciation and amortization	4,886	3,982	9,298	7,871
EBITDA	(17,306)	13,769	(24,998)	22,896
Restructuring charges/severance & termination payments (a)	6,609	413	9,643	645
Acquisition/merger-related transaction fees (b)	65	625	177	1,232
Inventory write-down (c)	2,986	395	3,409	657
Long-lived and intangible asset impairments (d)	4,875	—	5,447	—
Other (e)	(24)	363	128	788
Adjusted EBITDA	$(2,795)	$15,565	$(6,194)	$26,218

(a)
Includes restructuring expenses and various professional, consulting and business advisory services in connection with the identification and implementation of synergies and cost improvements. For the three and six months ended June 30, 2014, adjustments consisted of (i) $0.4 million and $ 2.6 million of severance and termination-related payments, (ii) $0.2 million and $0.5 million of restructuring costs related to the closure of our regional office in Oneida, New York, and a smaller satellite office in Melville, New York, and (iii) $6.0 million and $6.5 million in professional, consulting and business advisory services in connection with the development of cost savings and restructuring initiatives, including the negotiation of the amendment of our Term Loan and ABL Facility, respectively. For the three and six months ended June 30, 2013, adjustments consisted of $0.4 million and $0.6 million related to severance costs, respectively.

(b)	Represents fees, costs, and expenses incurred in connection with permitted acquisitions or potential permitted acquisitions.

(c)	Represents adjustments for FIFO inventory valuations, lower-of-cost-or-market valuations and changes in the obsolete inventory reserve, which is a component of cost of sales.

(d)
During the three months ended June 30, 2014 we recorded $1.7 million impairment relating to the write-down of our Oneida, NY office building and $3.2 million relating to write-down of certain goodwill and intangible tradename and tradename licenses. During the six months ended June 30, 2014, we recorded impairments consisting of (i) $0.6 million in long-lived asset impairment relating to the write-down of manufacturing equipment no longer in use, (ii) $1.7 million impairment relating to the write-down of our Oneida, NY office building, and (iii) $3.2 million relating to write-down of certain goodwill and intangible tradename and tradename licenses.

(e)	Primarily represents foreign exchange gains and losses and non-cash compensation expense.
Liquidity and Capital Resources
Historically, our primary sources of liquidity were cash flows from operations and borrowing availability under our ABL Facility (as defined below) and our U.K. borrowing facility. Currently, because we have experienced a recent history of negative cash flows from operations, our primary source of liquidity is borrowings under the ABL facility. Our primary uses of cash are working capital requirements, capital expenditures, and debt service requirements. At June 30, 2014, we had cash of approximately $4.3 million and approximately $11.0 million and $0.0 million of unused availability remaining under our ABL Facility and U.K. borrowing facility, respectively.
At June 30, 2014, we had outstanding ABL Facility borrowings of approximately $26.6 million subject to variable interest rates and outstanding letters of credit issued under the facility of approximately $10.5 million. As of June 30, 2014, our ABL Facility had a maximum commitment from our lenders of $55.0 million (including a $5.0 million increase we obtained on October 28, 2013). Subsequent to June 30, 2014, we obtained a $5.0 million increase in the commitment from our lenders to $60.0 million, which is subject to borrowing base limitations and compliance with a fixed charge coverage ratio financial covenant if adjusted availability under the ABL Facility is below a specified amount. We may request an increase in the commitments under our ABL Facility of up to an additional $15.0 million in the aggregate, at the discretion of our lenders and subject to borrowing base limitations under the ABL Facility, which would provide additional liquidity if obtained.
We have experienced a recent history of negative cash flows from operations. As part of our efforts to conserve cash and reduce glassware inventory, we temporarily shut down our two U.S. manufacturing facilities while serving customer demand out of existing inventory as well as through purchased product.  During the shut down, approximately 1,200 employees were furloughed without pay. In addition, we took actions to defer capital expenditures.
On July 30, 2014 (the “Closing Date”), we received a new equity investment of $20.0 million through the issuance of Preferred Stock (the “Sponsor Preferred”) and warrants to purchase shares of our common stock (the “Sponsor Warrants”) to the Monomoy Funds. We used approximately $5.1 million of the proceeds of the new equity investment to pay fees and expenses in connection with the new equity investment and concurrent credit agreement amendments. We used the remaining $14.9 million of the proceeds to repay borrowings on our ABL Facility and intend to fund future working capital needs, including past due vendor payments through borrowings on our ABL Facility. Concurrently with the new equity investment, we entered into a Waiver and Amendment No. 1 to Term Loan Agreement (the “Term Loan Amendment”), which provided for, among other things, a waiver of the events of default that occurred as a result of the failure to comply with the consolidated leverage ratio and interest coverage ratio covenants for the fiscal quarter ended March 31, 2014 and certain amendments to the Term Loan Agreement. As a result of the Term Loan Amendment, we will not be required to comply with consolidated leverage ratio and the consolidated interest coverage ratio covenants until September 30, 2015. See “-Covenant Compliance.” We do not currently anticipate paying dividends.
Concurrently with the new equity investment, we entered into an amendment the ABL agreement to increase the maximum revolver amount available thereunder from $55.0 million to $60.0 million, which is subject to borrowing base limitations and compliance with a fixed charge coverage ratio financial covenant if adjusted availability under the ABL Facility is below a specified amount. If adjusted availability (plus certain qualified cash) under the ABL Facility is below 12.5% of the maximum amount at such time, we would be required to comply with a minimum fixed charge coverage ratio of 1.0:1.0. As of June 30, 2014, we had borrowings of $26.6 million and availability of $11.0 million million under the ABL Facility (which includes a reduction of $10.5 million for outstanding standby letters of credit). On July 31, 2014, upon completion of the new equity investment and credit agreement amendments, we had borrowings of $14.6 million and availability of $22.3 million under the ABL Facility (which includes a reduction of $10.5 million for outstanding standby letters of credit).
Our U.K. subsidiary is currently in default under the terms of the U.K. Revolver. On July 31, 2014, Burdale entered into a forbearance agreement with our U.K. subsidiary regarding specific events of default of the terms of the U.K. Revolver and as a result it is not currently precluded from borrowing under the U.K. Revolver. However, our lender may terminate the forbearance at any time and seek remedies as described more fully in Item 1A - Risk Factors. The events of default include the amount of overdue accounts payable exceeding the limits specified in the agreement. As of June 30, 2014, amounts outstanding under the U.K. Revolver were $5.8 million. Currently, we have limited borrowing base availability under our U.K. Revolver and anticipate that financing of these operations for the near term will be funded through borrowings under our ABL Facility. If Burdale were to terminate the forbearance agreement and accelerate our outstanding borrowings thereunder, we believe that we have sufficient liquidity to repay the borrowings and would seek to pursue other financing options.
Based on our operating plans and current forecast for the remainder of 2014 and for 2015, we anticipate that the cash we received in the new equity investment, together with cash flows from operations and borrowing capacity under our ABL Facility, will provide sufficient funds to meet our ongoing liquidity needs for the next twelve months. No assurance can be given, however, that this will be the case, because there are many factors which could affect our liquidity, including some which are beyond our control. Factors that could affect the our future liquidity to vary materially from expectations include, but are not limited to, demand for our products, loss of customers, unforeseen costs and expenses and our ability to maintain compliance with the covenants and restrictions in our Term Loan Agreement (or obtain waivers from our lender in the event of non-compliance). See “-Covenant Compliance.” If we encounter circumstances that place unforeseen constraints on our capital resources, we will be required to take even stronger measures to conserve liquidity, which may include, but are not limited to, additional plant closures and/or reduced capital expenditures. We may have to curtail business development activities and suspend the pursuit of our business plan. At some point in the future we may require additional funds for operating purposes and may seek to raise the additional funds through debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our working capital requirements or fund our debt service obligations, we could face substantial liquidity problems and may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. In the event we are not able to fund our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to improve our operations, generate positive cash flows from operating activities and expand the business will be materially adversely affected.
As of June 30, 2014, cash held by foreign subsidiaries was approximately $1.6 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.
Debt and Credit Facilities
On May 21, 2013 in connection with the Business Combination, Universal refinanced the $150.0 million term loan facility obligations (the “Old Term Loan”) of Anchor Hocking and Oneida into a new $250.0 million term loan facility (the “Term Loan”) and amended and restated the agreement that underlies our existing ABL revolving credit facility (the “ABL Facility”), which has a maximum initial commitment of $50.0 million. We may request an increase in the commitments under our ABL Facility to up to an additional $25.0 million in the aggregate, at the discretion of our lenders and subject to borrowing base limitation under the ABL Facility and compliance with a fixed charge coverage ratio financial covenant if adjusted availability under the ABL Facility is below a specified amount. We requested and were granted an increase of the maximum commitment under the ABL Facility by $5.0 million, to a total of $55.0 million, which was effective as of October 28, 2013.
The following table is a summary of our debt outstanding (in thousands):

Short-Term Debt Instrument	Interest Rate	Maturity Date	June 30, 2014	December 31, 2013
U.K. short term borrowing	Variable	Annual renewal	$5,847	$7,802

Long-Term Debt Instrument Classified as Current as of June 30, 2014	Interest Rate	Maturity Date	June 30, 2014	December 31, 2013
Term Loan	Variable	May 21, 2020	$247,499	$248,750
ABL Facility	Variable	May 21, 2018	26,584	15,635
Note payable - PBGC	4.50%	December 31, 2015	600	900
Capitalized leases	Various Fixed		41	171
Total Long-Term Debt			274,724	265,456
Less: Current Portion			(2,841)	(2,972)
Long-Term Debt			$271,883	$262,484
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
As of June 30, 2014, borrowings under the Term Loan bore interest at a rate equal to (i) in the case of base rate loans, a base rate equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50% and (c) the Eurodollar rate for a one-month interest period plus 1.00% (provided that the base rate will be deemed to be not less than 2.25%), plus a margin of 5.25%, or (ii) in the case of Eurodollar loans, a Eurodollar rate equal to (a) LIBOR divided by (b) one minus an applicable reserve requirement (subject to a LIBOR floor of 1.25% per annum), plus a margin of 6.25%. Principal amortization is payable in consecutive quarterly installments beginning September 30, 2013, in the amount of 0.25% of the amount of the Term Loan outstanding on the Term Loan Closing Date until maturity.
As of June 30, 2014, the Borrowers were in default under the Term Loan as a result of the failure to comply with the require maximum leverage and interest coverage ratios. On July 30, 2014, the Borrowers entered into a Waiver and Amendment No. 1 to Term Loan Agreement, which provided for, among other things, a waiver of the defaults existing under the Term Loan at March 31, 2014 and June 30, 2014, and an increase in the applicable interest rate margin of 2.00% for both Eurodollar Rate and Base Rate borrowings, of which 0.25% is payable in cash on a monthly basis and 1.75% is payable in kind on a quarterly basis. See Note 16 Subsequent Events for a description of the terms of the Waiver and Amendment No. 1 to the Term Loan Agreement.
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
In addition, the Term Loan Agreement contains a maximum consolidated leverage ratio financial covenant and a minimum interest coverage ratio financial covenant. As of June 30, 2014, the maximum consolidated leverage ratio financial covenant required Universal to maintain a maximum consolidated leverage ratio (as calculated in accordance with the Term Loan Agreement) as of the last day of any fiscal quarter beginning with the quarter ending September 30, 2013 as follows:

Beginning with the quarter ending:	Maximum Consolidated Leverage Ratio
September 30, 2013	5.25 : 1.00
December 31, 2013	5.25 : 1.00
March 31, 2014	5.00 : 1.00
June 30, 2014	5.00 : 1.00
September 30, 2014	5.00 : 1.00
December 31, 2014	4.75 : 1.00
March 31, 2015	4.75 : 1.00
June 30, 2015	4.50 : 1.00
September 30, 2015	4.50 : 1.00
December 31, 2015	4.25 : 1.00
March 31, 2016	4.25 : 1.00
June 30, 2016	4.00 : 1.00
September 30, 2016	4.00 : 1.00
December 31, 2016 and thereafter	3.75 : 1.00
As of June 30, 2014, the minimum interest coverage ratio financial covenant required Universal to maintain a consolidated interest coverage ratio (as calculated in accordance with the Term Loan Agreement) beginning with the quarter ended September 30, 2013, of not less than 2.25:1.00.
We were not in compliance with the consolidated leverage ratio and the consolidated interest coverage ratio covenants in the Term Loan Agreement as of June 30, 2014.
On July 30, 2014, the Borrowers entered into the Term Loan Amendment, which, among other things, gave us relief under the consolidated leverage ratio covenant and the interest coverage ratio covenant by eliminating the requirement to comply with these covenants until the quarter ending September 30, 2015. As amended, the maximum consolidated leverage ratio financial covenant requires Universal to maintain a maximum consolidated leverage ratio (as calculated in accordance with the Term Loan Agreement) as of the last day of any fiscal quarter beginning with the quarter ending September 30, 2015 as follows:

Beginning with the quarter ending:	Maximum Consolidated Leverage Ratio
September 30, 2015	11.20 : 1.00
December 31, 2015	8.60 : 1.00
March 31, 2016	8.00 : 1.00
June 30, 2016	7.40 : 1.00
September 30, 2016	7.00 : 1.00
December 31, 2016 and thereafter	6.30 : 1.00
As amended, the minimum interest coverage ratio financial covenant requires Universal to maintain a consolidated interest coverage ratio (as calculated in accordance with the Term Loan Agreement) as of the last day of any fiscal quarter beginning with the quarter ending September 30, 2015, as follows:

Beginning with the quarter ending:	Minimum Interest Coverage Ratio
September 30, 2015	1.25 : 1.00
December 31, 2015	1.55 : 1.00
March 31, 2016	1.70 : 1.00
June 30, 2016	1.75 : 1.00
September 30, 2016	1.75 : 1.00
December 31, 2016 and thereafter	1.75 : 1.00

The Term Loan Amendment adds another financial covenant, which requires Universal to maintain a minimum consolidated Adjusted EBITDA for the two fiscal quarters ending March 31, 2015 of $10.9 million and a minimum consolidated Adjusted EBITDA for the three fiscal quarters ending June 30, 2015 of $15.7 million.
The Term Loan Amendment replaced the prior consolidated adjusted EBITDA measure used in the calculation of covenant compliance with a new measure called consolidated adjusted EBITDA. Consolidated adjusted EBITDA is defined in the Term Loan Amendment as consolidated net income plus depreciation expense, amortization expense, interest expense, tax expense, certain long-term incentive plan and other compensation expense, provision for LIFO and deferred variance adjustments for inventory valuations (provided that any amounts added back for provisions for LIFO and deferred variance adjustments for inventory valuations shall not exceed $3.5 million in any measurement period), extraordinary losses, cash restructuring charges, fees and expenses, as well as any professional fees (provided that the aggregate amount of all cash restructuring charges, fees and expenses added back shall not exceed $2.5 million for measurement periods ending on or before June 30, 2015 and shall not exceed $5.0 million for measurement periods ending after June 30, 2015, and the restructuring charges, fees and expenses or professional fees related to the new equity investment that closed on July 30, 2014 will not be subject to such limit), foreign currency translation gains or losses, fees, indemnities and expenses paid to the members of the board of directors, business interruption insurance proceeds, fees, costs or expenses incurred in connection with acquisitions or dispositions, the amount of certain “run rate” cost savings, operating expense reductions and cost synergies projected by us that are reasonably identifiable and factually supportable (subject to the limitation discussed below) and further adjusted to subtract, without duplication, cancellation of debt income arising as a result of the repurchase of Term Loans permitted under the agreement, non-cash gains included in consolidated net income, cash payments made in the measurement period in respect of non-cash charges taken in any prior measurement period, to the extent not deducted in the calculation of net income, actual fees, costs and expenses associated with the proceeds of business interruption insurance to the extent such amounts are the basis of such recovery and extraordinary gains.
Solely for the purpose of the computations of the consolidated leverage ratio, the consolidated first lien leverage ratio and the consolidated interest coverage ratio, if a permitted acquisition or disposition has occurred during the relevant period, consolidated adjusted EBITDA shall be calculated on a pro forma basis (as defined in and subject to the limitations set forth in the Term Loan Agreement), including all income and expense associated with the assets or entity acquired in connection with a permitted acquisition for them most recently ended four fiscal quarter period for which such income and expense amounts are available shall be treated as being earned or incurred by us on a pro forma basis for the portion of the applicable period occurring prior to the date of the acquisition, giving effect to any cost savings, operating expense reductions and cost synergies that are reasonably identifiable and factually supportable, net of the amount of actual benefits realized during such period from such actions that are otherwise included in the calculation of consolidated adjusted EBITDA (provided that the aggregate amount of cost savings, operating expense reductions and cost synergies added back pursuant to this clause and the amount of “run rate” cost savings, operating expense reduction and cost synergies added back as described above for any period shall not exceed 7.0% of consolidated adjusted EBITDA for such period calculated on a pro forma basis after giving effect to all adjustments thereto).
As amended by the Term Loan Amendment, voluntary prepayments of amounts outstanding under the Term Loan are permitted at any time, subject to prepayment premiums of 2.0% if made on or prior to March 31, 2015 and 1.0% if made on or prior to March 31, 2016. The Term Loan Agreement requires the Borrowers to make mandatory prepayments with the proceeds of certain asset dispositions or the receipt of certain insurance or condemnation awards to the extent the Borrowers do not use the proceeds for the purchase of assets useful in the Borrowers’ businesses. The Term Loan requires the Borrowers to make annual principal amortization payments equal to 1.0% of the amount then outstanding. The Borrowers are also required to make mandatory prepayments with 50% (which percentage will be reduced upon the achievement of certain leverage ratios) of Universal’s annual consolidated excess cash flow, subject to certain exceptions (provided that for 2013, excess cash flow will only be calculated from May 21, 2013, through December 31, 2013). To date there have been no such payments.
Covenant Compliance
We were in default of the consolidated leverage ratio and the consolidated interest coverage ratio covenants under the Term Loan Agreement for the fiscal quarters ended March 31, 2014 and June 30, 2014. The Term Loan Agreement allows us to “cure” such covenant violations if we make a “Cure Contribution” by the date that is 10 business days after the date on which financial statements are required to be delivered with respect to such fiscal quarter.
On March 31, 2014, the Monomoy Funds provided us with an equity commitment letter pursuant to which the Monomoy Funds committed to offer to purchase securities (which may include preferred stock, convertible preferred stock, debt or convertible debt) from us having an aggregate purchase price in an amount sufficient to fund a Cure Contribution, but no more than $12.0 million in the aggregate, which amount will be reduced by the amount of any other equity raised to fund a Cure Contribution. Subsequent to March 31, 2014, we determined that the $12.0 million maximum commitment contemplated by the equity commitment letter would be insufficient to “cure” the covenant violations for the quarter ended March 31, 2014, and we determined that the amount needed to successfully make a Cure Contribution for the quarter ended March 31, 2014, was approximately $18.7 million. The amount required for a Cure Contribution for the quarter ended March 31, 2014, was higher than originally estimated primarily because Consolidated EBITDA (calculated on a basis consistent with the Term Loan) at March 31, 2014, was lower than originally estimated. The increase in the amount of equity required to “cure” the default was primarily due to the decision to extend the shut down period of one of our glass furnaces at least through the end of 2014, which resulted in changes to management’s assumptions used in certain adjustments to the calculation of Consolidated EBITDA, and, to a lesser extent, management’s determination, after discussion and review with the Company’s external advisors, that certain changes to the calculation of Consolidated EBITDA were required under the Term Loan Agreement.  Additionally, actual EBITDA (which forms the basis for the initial measurement of Consolidated EBITDA) was lower than anticipated due to weaker than expected operational performance during the quarter ended March 31, 2014.
We continue to be out of compliance with the consolidated leverage ratio and the consolidated interest coverage ratio covenants under the Term Loan for the fiscal quarter ended June 30, 2014, and as of June 30, 2014, we anticipated that we would be out of compliance with the consolidated leverage ratio and interest coverage ratio covenants for the balance of 2014. Because we anticipated that we would not be in compliance for the remainder of 2014, we pursued a waiver, forbearance or amendment from our lenders, and explored other potential sources of debt and equity financing. The board of directors formed a special committee comprised of certain independent directors unaffiliated with the Monomoy Funds to assist the board of directors in seeking a waiver or forbearance of the existing covenant breaches and an amendment to the Term Loan Agreement, as well as evaluating the Company’s alternatives with respect to equity and debt financing.  The special committee retained Jefferies LLC and Schulte, Roth and Zabel LLP to assist it in reviewing these alternatives.
On May 30, 2014, the Borrowers, Universal and certain of the Company’s subsidiaries party thereto (the “Loan Parties”) entered into a Forbearance Agreement (the “Forbearance Agreement”) with Deutsche Bank AG New York Branch, as administrative agent under the Term Loan (the “Administrative Agent”), and the requisite lenders party thereto (the “Lenders”), relating to the Term Loan Agreement. Pursuant to the Forbearance Agreement, the Administrative Agent and the Lenders agreed to forbear, during a specified forbearance period, from exercising rights and remedies (including enforcement and collection actions) with respect to or arising out of the events of default that occurred as a result of the Borrowers’ failure to comply with (i) the maximum consolidated leverage ratio covenant and (ii) the minimum interest coverage ratio covenant, in each case for the fiscal quarter ended March 31, 2014 (the “Specified Defaults”). The forbearance period (the “Forbearance Period”) under the Forbearance Agreement was originally set to expire on June 30, 2014. Subsequent amendments to the Forbearance Agreement extended such agreement through July 29, 2014.
On July 30, 2014, in connection with the new equity investment from certain funds affiliated with Monomoy Capital Partners (the “Monomoy Funds”), the Loan Parties entered into a Waiver and Amendment No. 1 to Term Loan Agreement (the “Term Loan Amendment”), which provided for, among other things, a waiver of the events of default that occurred as a result of the Borrowers’ failure to comply with the consolidated leverage ratio and interest coverage ratio covenants for the fiscal quarter ended March 31, 2014 and certain amendments to the Term Loan Agreement. As a result of the Term Loan Amendment, we were no longer required to comply with consolidated leverage ratio and the consolidated interest coverage ratio covenants as of June 30, 2014. In connection with the Term Loan Amendment, the Borrowers paid an amendment fee of 0.5% of the Term Loan then outstanding. See Note 16 Subsequent Events for a description of the Term Loan Amendment.
Although the Term Loan Amendment gave us temporary relief from financial covenant compliance in the near future, we will be required to comply with a minimum EBITDA covenant in the quarters ending March 31, 2015 and June 30, 2015 and consolidated leverage ratio and the consolidated interest coverage ratio covenants beginning with the quarter ending September 30, 2015. Our ability to comply with these covenants, when applicable, depends on a number of factors, some of which are outside of our control. Based on our current forecast, we believe that we will be able to maintain compliance with these financial covenants when they apply; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual revenue is less than our current forecast, or if we do not achieve operational improvements and cost savings, we could violate the financial covenants again in the future.
If we do not comply with the financial covenants in the future, and we do not obtain a waiver or forbearance and an amendment from our lenders or equity contributions sufficient to utilize the equity “cure” provision in the Term Loan Agreement, it will result in an uncured default under the Term Loan Agreement. If this default under the Term Loan Agreement is not cured or waived, the indebtedness under the Term Loan Agreement could be declared immediately due and payable and, upon acceleration of the outstanding indebtedness under the Term Loan, we would be in default under our ABL Facility and our U.K. Revolver and we would be precluded from borrowing under our ABL Facility and U.K. Revolver. If we are unable to borrow under the ABL Facility or the U.K. Revolver, we will need to meet our capital requirements using other sources. Alternative sources of liquidity may not be available on acceptable terms if at all. Even if we are able to obtain an amendment, forbearance agreement or waiver in the future, we may be required to agree to other changes in the Term Loan Agreement, including increased interest rates or premiums, more restrictive covenants and/or pay a fee for such amendment, forbearance agreement or waiver. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
Asset-Based Revolving Credit Facility
On May 21, 2013, the Borrowers entered into a second amended and restated loan and security agreement (hereinafter the “ABL Facility”) by and among the Borrowers, Universal, as a guarantor, each wholly-owned domestic subsidiary of the Borrowers party thereto, as guarantors (together with Universal, the “Guarantors”), each lender from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders. The ABL agreement provides for the ABL Facility, a five-year asset-based revolving credit facility in an initial aggregate principal amount of up to $50.0 million (as may be increased from time to time, the “maximum revolver amount”), subject to the borrowing base limitation and compliance with a fixed charge coverage ratio financial covenant if adjusted availability under the ABL Facility is below a specified amount, as described below. Up to an aggregate of $20.0 million will be available to the Borrowers for the issuance of letters of credit, which reduce availability under the ABL Facility. The ABL agreement also provides for borrowings on same-day notice, referred to as “swingline loans.” Borrowing of a swingline loan will reduce availability under the ABL Facility. The Borrowers may request to increase the maximum revolver amount in increments of not less than $5.0 million not more than three times during the term of the ABL agreement, so long as the maximum size of the ABL Facility does not exceed $75.0 million. Any such increase in the maximum revolver amount will be at the discretion of the lenders and certain other eligible lenders and will be subject to the borrowing base limitation described below. On October 28, 2013, we were granted an increase of the maximum commitment under the ABL Facility by $5.0 million to a total of $55.0 million commitment at June 30, 2014, subject to the borrowing base limitation described below. At June 30, 2014, we had $26.6 million of borrowings under the ABL Facility and availability under the ABL Facility of $11.0 million to be drawn upon as needed (which includes a reduction of $10.5 million for outstanding standby letters of credit).
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
Borrowings under the ABL Facility bear interest at a rate equal to (i) in the case of base rate loans, a rate equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50% and (c) the LIBO rate for a one-month interest period plus 1.00%, plus the applicable margin, or (ii) in the case of LIBO rate loans, a LIBO rate equal to (a) LIBOR divided by (b) one minus an applicable reserve requirement, plus the applicable margin. As amended by Amendment No. 2 to the ABL agreement, the applicable margin is based upon the quarterly average availability under the ABL Facility for the immediately preceding three-month period as follows:

Tier	Quarterly Average Availability	Applicable LIBO Rate Margin	Applicable Base Rate Margin
1	Greater than 30% of the maximum revolver amount	2.00%	1.00%
2	Greater than 15% of the maximum revolver amount but less than 30% of the maximum revolver amount	2.25%	1.25%
3	Less than 15% of the maximum revolver amount	2.50%	1.50%
The ABL Facility contains, among other terms, covenants and events of default customary for similar transactions. These covenants include limitations on the following: (i) incurrence of indebtedness; (ii) liens; (iii) restricted junior payments (including dividends, redemptions, and voluntary payments on certain debt); (iv) restrictions on subsidiary distributions; (v) investments, mergers, and acquisitions; (vi) sales of assets (including subsidiary interests); (vii) transactions with affiliates and (viii) changes in control. In addition, the ABL Facility contains a springing fixed charge coverage ratio financial covenant. If adjusted availability

(plus certain qualified cash) under the ABL Facility is below 12.5% of the maximum amount at such time, Universal and its subsidiaries will be required to comply with a minimum fixed charge coverage ratio of 1.0:1.0. At June 30, 2014, the fixed charge coverage ratio covenant under the ABL Facility was not operative as availability was greater than $6.9 million. Failure to satisfy any of the covenants could result in an event of default that could result in an inability to access the funds necessary to fund our operations.
On May 14, 2014, we entered into Amendment No. 1 to the ABL agreement to include a larger percentage of suppressed borrowing base assets in the determination of adjusted availability from May 13, 2014 through May 30, 2014. This amendment will allow us to borrow up to an additional $4.125 million under our ABL Facility during this period without triggering the requirement to satisfy the fixed charge ratio covenant under the ABL Facility.
On May 30, 2014, we entered into Amendment No. 2 to the ABL agreement to extend the period during which the increase in availability, which was previously set to expire on May 30, 2014, to the earlier of (i) June 30, 2014 and (ii) the date on which the forbearance period under the Forbearance Agreement with the Term Loan lenders terminates.
Amendment No. 2 to the ABL agreement increased the applicable margin for interest rates and lowered the thresholds for rate tiers 1 and 2 applicable to borrowings under the ABL Facility, so that the applicable margin is based upon the quarterly average availability for the immediately preceding three month period described above.
Amendment No. 2 to the ABL agreement provided that the collateral agent under the ABL agreement may exercise cash dominion over certain of the Borrowers’ and guarantors’ deposit accounts whether or not an availability triggering event specified in the ABL Credit Agreement has occurred or is continuing. Amendment No. 2 to the ABL agreement also provided that the administrative agent under the ABL agreement is authorized to engage a financial advisor, at the Borrowers’ expense, to review the Borrowers’ books and records, projections and budgets and information regarding the collateral.
On June 30, 2014, July 15, 2014 and July 22, 2014, the Borrowers entered into further amendments to the ABL Credit Agreement to extend the period of increased availability through July 29, 2014. On July 30, 2014, the Borrowers entered into an Amendment No. 6 to the ABL Credit Agreement, which increased the maximum revolver commitment to $60.0 million. See Note 16 Subsequent Events for a description of the terms of Amendment No. 6 to the ABL Credit Agreement.
On July 30, 2014, we entered into Amendment No. 6 to the ABL agreement to increase the maximum revolver amount available thereunder from $55.0 million to $60.0 million.
ABL Amendment No. 6 includes certain other amendments, including: (i) an agreement by Holdings and the Borrowers to provide monthly operating financial reports to the administrative agent promptly after they are provided to the Company’s Board of Directors; (ii) an amendment to the covenant limiting distributions to eliminate the ability of Holdings to pay dividends and make certain other distributions that they were previously entitled to make subject to certain conditions being met; and (iii) an amendment to the definition of EBITDA so that the add back for cash restructuring charges, fees and expenses and any professional fees was reduced from 15.0% to 12.5% of EBITDA for the applicable measurement period.
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

PBGC Promissory Note
On September 15, 2006, Oneida issued a $3.0 million promissory note to the Pension Benefit Guaranty Corporation (“PBGC”) payable in equal installments annually over 10 years. As of June 30, 2014, approximately $0.6 million was outstanding on the promissory note. Interest with respect to the promissory note is paid annually at a rate of 4.5%. The promissory note matures on December 31, 2015.
U.K. Short Term Borrowing
We maintain a borrowing facility to support working capital requirements at our United Kingdom subsidiary operations with Burdale Financial Limited, an affiliate of our U.S. lender, Wells Fargo (the “U.K. Revolver”). The borrowers under such facility are Oneida International Limited and Oneida U.K. Limited. The U.K. Revolver has a £7.0 million maximum collateral commitment based on eligible inventory and accounts receivable at our United Kingdom subsidiary. Borrowings under the U.K. Revolver are guaranteed by the Company. Our U.K. subsidiary is currently in default under the terms of the U.K. Revolver. On July 31, 2014, Burdale entered into a forbearance agreement with our U.K. subsidiary regarding specific events of default of the terms of the U.K. Revolver and as a result it is not currently precluded from borrowing under the U.K. Revolver. However, our lender may terminate the forbearance at any time and seek remedies as described more fully in Item 1A - Risk Factors. The events of default include (i) failure to deliver statutory accounts to our lender; (ii) over advances in May 2014 and at present; (iii) the amount of overdue accounts payable exceeding the limits specified in the agreement and (iv) cross default on the ABL Facility. While we have cured the over-advances and are not in default under the ABL Facility, we have not yet delivered the required statutory accounts and we remain substantially over the allowed overdue payments limit. If Burdale were to terminate the forbearance agreement and accelerate our outstanding borrowings thereunder, we believe that we have sufficient liquidity to repay the borrowings and would seek to pursue other financing options.

Cash Flows
The table below sets forth our cash flow from operating, investing and financing activities in the periods presented:

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities	$(2,502)	$(29,232)
Cash flows from investing activities	(3,498)	(9,306)
Cash flows from financing activities	7,232	36,695
Effect of exchange rate changes	(126)	(270)
Total	$1,106	$(2,113)
Discussion of 2014 vs. 2013 Cash Flow
Net cash used in operating activities was approximately $2.5 million for 2014, compared to cash used in operating activities of approximately $29.2 million for 2013. For the six months ended June 30, 2014, net cash used in operating activities was primarily due to our net operating loss, which was partially offset by a $32.2 million decrease in working capital, consisting of a decrease of $26.2 million in inventory and $12.1 million of accounts receivable and lower accounts payable of $6.1 million and the non-cash impact of the valuation allowance on our deferred tax expense. For the six months ended June 30, 2013, net cash used in operating activities was primarily due to an increase of $26.2 million in working capital, including an increase of $24.8 million in inventory and $1.8 million of accounts receivable and an increase in accounts payable of $0.4 million.
Net cash used in investing activities was approximately $3.5 million for 2014, compared to net cash used of approximately $9.3 million for 2013. The net cash used in investing activities primarily reflect capital expenditures made during that period.
Net cash provided by financing activities was approximately $7.2 million for 2014, compared to net cash provided by financing activities of approximately $36.7 million in 2013. Net cash provided by financing activities in 2014 relate to net borrowings under our ABL Facility needed to fund working capital requirements. Net cash provided by financing activities in 2013 included the following activities in connection with the Business Combination: (i) borrowings of $250.0 million under our new term loan; (ii) receipt of $16.5 million from the issuance of common stock; (iii) repayment of $145.2 million of long-term debt, (iv) redemption of $46.7 million of shares of common stock; and (v) the payment of $90.0 million of cash consideration to the equityholders of Former EveryWare.
Off-balance Sheet Transactions
As of June 30, 2014, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.
We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities and for leases on equipment and facilities. These letter of credit contracts are usually extended on a year-to-year basis. As of June 30, 2014, we had outstanding letters of credit of $10.5 million. We do not believe that these letters of credit will be required to be drawn.
Critical Accounting Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis, particularly relating to allowance for doubtful accounts, inventory reserves, goodwill, intangible and long-lived assets, self-insurance reserves, employee benefit plans, income taxes, derivatives and hedging, and share-based compensation. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity that are not readily apparent from other sources. Actual results and outcomes could differ materially from these estimates and assumptions. See Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and in this Quarterly Report, for additional information regarding risk factors that may impact our estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, describe the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no significant changes in our critical accounting estimates during the three months ended June 30, 2014.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A – Risk Factors
Except as set forth below, we have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014, and in our Form 10-Q for the quarter ended March 31, 2014, as filed with the SEC on May 15, 2014.
The agreements governing our Term Loan Agreement require us to comply with financial maintenance covenants starting in the quarter ending March 31, 2015. If we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected.
For the quarters ended March 31, 2014 and June 30, 2014 we were not in compliance with the consolidated leverage ratio covenant and the consolidated interest coverage ratio covenant in the agreement governing the Term Loan. Although the Term Loan Amendment gave us temporary relief from financial covenant compliance in the near future, we will be required to comply with a minimum EBITDA covenant in the quarters ending March 31, 2015 and June 30, 2015 and consolidated leverage ratio and the consolidated interest coverage ratio covenants beginning with the quarter ending September 30, 2015. Our ability to comply with these covenants, when applicable, depends on a number of factors, some of which are outside of our control. If actual revenue is less than our current forecast by a substantial margin, or if we do not achieve operational improvements and cost savings, we could violate our financial covenants again.
If we do not comply with the financial and other covenants in the Term Loan Agreement in the future, and we are unable to obtain necessary waivers or amendments from the Lenders, the indebtedness under the Term Loan Agreement would be declared immediately due and payable and, upon acceleration of the outstanding indebtedness under the Term Loan, we would be in default under our ABL Facility and our U.K. Revolver and we could be precluded from borrowing under our ABL Facility and U.K. Revolver. There is no assurance that we will be able to obtain an amendment to, forbearance of or waiver under the Term Loan Agreement, or obtain other sources of debt financing and or an equity contribution in the future. If we are unable to borrow under the ABL Facility or the U.K. Revolver, we will need to meet our capital requirements using other sources. Alternative sources of liquidity may not be available on acceptable terms if at all. Even if we are able to obtain an amendment, forbearance agreement or waiver in the future, we may be required to agree to other changes in the Term Loan Agreement, including increased interest rates or premiums, more restrictive covenants and/or pay a fee for such amendment, forbearance agreement or waiver. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
If our goodwill, other intangible assets and indefinite-lived assets become impaired, we may be required to record significant charges to earnings.
We review our definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill or indefinite-lived intangible assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. In light of our higher than expected losses in the previous and current quarter and expected losses going forward, we recognized an impairment of $0.1 million relating to our international goodwill and $3.1 million relating to our tradename and tradename licenses in the three months ended June 30, 2014. See Item 1, Note 7, “Goodwill and Intangible Assets” for the carrying amounts of our goodwill and intangible assets.
We recently faced significant liquidity constraints. If we face similar liquidity constraints in the future, we could require additional sources of capital to fund our operations and service our indebtedness.
We have experienced a recent history of negative cash flows from operations. In response to our liquidity constraints, we temporarily shut down our two U.S. manufacturing facilities on May 15, 2014, while serving customer demand out of existing inventory as well as through purchased product.  The facilities restarted operations at varying dates to fulfill customer demand. In addition, we have taken certain actions to defer capital expenditures. Although we obtained a new equity investment on July 30, 2014 and amended our ABL Facility to provide us with an additional $5.0 million of availability under that facility (subject to borrowing base limitations and compliance with a fixed charge coverage ratio financial covenant if adjusted availability under the ABL Facility is below a specified amount), our liquidity remains constrained, in part because a portion of the new equity investment was used to pay fees and expenses in connection with the transactions, past due payables owed to our vendors and other working capital needs. There continue to be many factors which could affect our liquidity, including some which are beyond our control. Factors that could affect the our future liquidity include, but are not limited to, demand for our products, loss of customers, unforeseen costs and expenses and our ability to maintain compliance with the covenants and restrictions in our Term Loan Agreement (or obtain waivers from our lender in the event of non-compliance). See “-The agreements governing our Term Loan Agreement” require us to comply with financial maintenance covenants starting in the quarter ending March 31, 2015.
If we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected. If we encounter circumstances that place unforeseen constraints on our capital resources, we will be required to take even stronger measures to conserve liquidity, which may include, but are not limited to, additional plant closures and/or reduced capital expenditures. We may have to curtail business development activities and suspend the pursuit of our business plan. At some point in the future we may require additional funds for operating purposes and may seek to raise the additional funds through debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our working capital requirements or fund our debt service obligations, we could face substantial liquidity problems and may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. In the event we are not able to fund our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to improve our operations, generate positive cash flows from operating activities and expand the business will be materially adversely affected.
As a result of our recent operating performance and need to conserve cash, we implemented a temporary shut down of our two U.S. manufacturing facilities, which could cause us to lose customers and adversely affect our business.
As part of our efforts to conserve cash and reduce glassware inventory, we temporarily shut down our two U.S. manufacturing facilities while serving customer demand out of existing inventory as well as through purchased product.  The shut down commenced on May 15, 2014, and the facilities restarted operations at varying dates to fulfill customer demand. As a result of the shut down and recent liquidity constraints, our customers may be uncertain about our future and their relationships with us. This uncertainty may adversely affect our ability to attract and retain key customers. The shut down could also negatively impact our ability to fulfill customer orders and we could face shortages of inventory or delayed shipments. The loss of any of our significant customers could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We may also experience uncertainty about the receipt of future product orders. The uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls, which could have a material adverse impact on our results of operations.
Our U.K. subsidiary is currently in default under its U.K. revolving credit facility and experiencing liquidity constraints, which could require additional funding from our U.S. operations.
Our U.K. subsidiary is currently in default under the terms of the U.K. revolving credit facility (the “U.K. Revolver”). On July 31, 2014, our lender under the U.K. Revolver has entered into a forbearance agreement with our U.K. subsidiary and as a result it is not currently precluded from borrowing under our U.K. Revolver. However, our lender may terminate the forbearance at any time, in which case our U.K. subsidiary would be precluded from borrowing under the U.K. Revolver and the lenders could decide to accelerate our outstanding borrowings thereunder, among other remedies listed therein. If our U.K. subsidiary is precluded from borrowing under the U.K. Revolver or the indebtedness outstanding thereunder is accelerated, its liquidity will be constrained. There is no guarantee that we would be able to provide the liquidity support needed to continue the U.K. operations. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we are currently exploring strategic options with respect to its U.K. operations, including the potential sale of all or part of the business and the implementation of various restructuring initiatives to improve the cash flow and operating performance of the business.
EveryWare Global, Inc. is a guarantor of the indebtedness under the U.K. Revolver. If our lender under the U.K. Revolver accelerates the indebtedness outstanding under the U.K. Revolver, we would need to repay such indebtedness, which would reduce our liquidity unless we are able to refinance such indebtedness. There is no assurance that we would be able to refinance the indebtedness under the U.K. Revolver or that we would be able to do so on favorable terms.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Not applicable.
Use of Proceeds
Not applicable.
Repurchases of Equity Securities
The following table sets forth information in connection with repurchases made by us of our common stock during the three months ended June 30, 2014:

	Class and Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	—	$—	—	$—
May 1, 2014 - May 31, 2014	—	—	—	—
June 1, 2014 - June 30, 2014	—	—	—	—
Total	—	$—	—	$—
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

10.2
The Confidential Separation Agreement and General Release dated April 10, 2014, between the Company and Steven Lefkowitz (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 21, 2014).

10.3
Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of May 14, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 19, 2014).

10.4	Forbearance Agreement relating to Term Loan Agreement, dated as of May 30, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 2, 2014).
10.5
Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of May 30, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 2, 2014).

10.6	Employment Agreement, dated as of June 9, 2014, between the Company and Samie A. Solomon (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 9, 2014).
10.7
Facility Agreement, dated as of October 15, 2013, among Oneida International Limited, as Borrower, and Oneida U.K. Limited and EveryWare Global, Inc. as Guarantor, and Burdale Financial Limited as Agent

10.8	Letter Agreement, dated as of July 31, 2014 among Burdale Financial Limited to Oneida International Limited, Oneida U.K. Limited and EveryWare Global, Inc. regarding temporary forbearance.
31.1	Certification by Sam A. Solomon, Interim President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Bernard Peters, Chief Financial Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

EVERYWARE GLOBAL, INC.

Date:	August 14, 2014	By:	/s/ Bernard Peters
Bernard Peters
Chief Financial Officer
(Principal financial officer, principal accounting officer,
and duly authorized officer)