Form 10-Q
period 2014-09-30
EveryWare Global, Inc.
filed 2014-11-13
CIK 1532543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or

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

(740) 687-2500 (Registrant’s telephone number, including area code)

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

The number of shares outstanding of the Registrant’s common stock, par value $0.0001 per share, at October 17, 2014, was 22,120,023 shares.

EVERYWARE GLOBAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 – Financial Statements
EVERYWARE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Net sales	$79,536	$99,250	$253,003	$287,418
License fees	1,631	1,664	4,842	4,886
Total revenues	81,167	100,914	257,845	292,304
Cost of sales	69,542	81,697	224,535	222,129
Gross margin	11,625	19,217	33,310	70,175
Operating expenses:
Selling, distribution and administrative expense	21,143	16,138	65,863	50,165
Restructuring expense	99	197	290	77
(Gain) loss on disposal of assets	—	(1)	213	3
Long-lived asset impairment	85	—	2,316	—
Goodwill, intangible asset impairment	—	—	3,216	—
Total operating expenses	21,327	16,334	71,898	50,245
Operating (loss) income from continuing operations	(9,702)	2,883	(38,588)	19,930
Other (income) expense, net	(46)	(89)	(327)	18
Loss on extinguishment of debt	22,195	—	22,195	7,834
Interest expense	6,495	5,471	17,234	14,368
Loss from continuing operations before income taxes	(38,346)	(2,499)	(77,690)	(2,290)
Income tax expense (benefit)	199	(660)	19,972	(420)
Net loss from continuing operations	(38,545)	(1,839)	(97,662)	(1,870)
Net (loss) income from discontinued operations (Note 5)	(10,872)	733	(17,048)	(1,239)
Net loss	(49,417)	(1,106)	(114,710)	(3,109)
Less: Non-controlling interest in subsidiary’s loss	(48)	—	(104)	—
Net loss attributable to the company	(49,369)	(1,106)	(114,606)	(3,109)
Less: Preferred stock dividend	539	—	539	—
Net loss attributable to common stockholders	$(49,908)	$(1,106)	$(115,145)	$(3,109)

Basic loss per share attributable to common stockholders:
Net loss from continuing operations	$(1.87)	$(0.09)	$(4.75)	$(0.12)
Net loss attributable to common stockholders	$(2.43)	$(0.06)	$(5.60)	$(0.20)

Diluted loss per share attributable to common stockholders:
Net loss from continuing operations	$(1.87)	$(0.09)	$(4.75)	$(0.12)
Net loss attributable to common stockholders	$(2.43)	$(0.06)	$(5.60)	$(0.20)

Weighted average shares outstanding:
Basic	20,571	19,760	20,559	15,591
Diluted	20,571	19,760	20,559	15,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVERYWARE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(49,417)	$(1,106)	$(114,710)	$(3,109)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(742)	1,063	(624)	31
Pension and other post-retirement benefit plans	(1,005)	—	(1,005)	—
Natural gas hedge adjustments	(230)	191	(53)	977
Other comprehensive (loss) income	(1,977)	1,254	(1,682)	1,008
Comprehensive loss	$(51,394)	$148	$(116,392)	$(2,101)
Less: Comprehensive loss attributed to noncontrolling interests	(48)	—	(104)	—
Comprehensive (loss) income attributable to common stockholders	$(51,346)	$148	$(116,288)	$(2,101)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVERYWARE GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts, unaudited)	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$4,617	$2,143
Trade accounts receivable, net of allowances of $6,026 and $4,295, respectively	34,206	43,969
Other accounts and notes receivable	3,896	3,790
Inventories	87,447	111,153
Assets held for sale	425	2,000
Income taxes receivable	566	563
Deferred income tax asset	—	5,622
Other current assets	5,356	4,968
Current assets of discontinued operations	—	30,615
Total current assets	136,513	204,823
Property, plant and equipment, net of accumulated depreciation of $50,475 and $39,656, respectively	46,047	53,610
Goodwill	8,452	8,467
Intangible assets, net	40,942	47,136
Deferred income tax asset	—	14,717
Other assets	5,837	8,247
Non-current assets of discontinued operations	—	3,166
Total assets	$237,791	$340,166
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$36,047	$48,910
Accrued liabilities	26,411	24,123
Income taxes payable	55	155
Accrued pension	1,763	2,001
Long-term debt classified as current	2,800	2,972
Other current liabilities	—	104
Current liabilities of discontinued operations	—	19,430
Total current liabilities	67,076	97,695
Revolver	27,966	15,635
Long-term debt	245,413	246,849
Pension and other post-retirement benefits	3,295	3,733
Income taxes payable	454	454
Deferred income taxes	8,903	9,819
Deferred gain on sale / leaseback	14,656	15,496
Other liabilities	12,616	12,880
Non-current liabilities of discontinued operations	—	(987)
Total liabilities	380,379	401,574
Commitments and contingencies
Contingently redeemable Series A Preferred Stock $.0001 par value; 21,200 shares issued and outstanding, respectfully	21,739	—
Stockholders’ equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; 21,200 shares issued and outstanding, respectfully	—	—
Common stock $.0001 par value; 100,000,000 shares authorized; 20,574,492 and 20,540,193 issued and outstanding, respectfully	2	2
Additional paid-in capital	14,653	641
Retained deficit	(178,906)	(63,761)
Accumulated other comprehensive income	45	1,727
Total EveryWare stockholders’ deficit	(164,206)	(61,391)
Non-controlling interest	(121)	(17)
Total stockholders’ deficit	(164,327)	(61,408)
Total liabilities and stockholders’ deficit	$237,791	$340,166
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVERYWARE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Amounts in thousands, unaudited)	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(114,710)	$(3,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	184	180
Depreciation and amortization	13,856	12,093
Amortization of deferred gain on sale-leaseback	(840)	(839)
Noncash amortization of debt financing costs	1,095	1,294
Paid-in-kind interest	733	—
Allowance for doubtful accounts	394	(140)
Allowance for inventory valuation	(1,153)	(685)
Loss on early extinguishment of debt	22,195	6,488
Pension and other post-retirement plan contributions	—	(775)
Loss (gain) on disposal of assets	213	(4)
Loss on discontinued operations/(gain) on bargain purchase	11,390	(1,150)
Deferred income tax expense	19,356	(1,181)
Long-lived asset impairment	2,316	—
Goodwill and intangible asset impairment	3,216	—
Changes in other operating items:
Accounts receivable	9,305	(8,229)
Inventories	24,839	(32,017)
Other Assets	(5,347)	(7,911)
Accounts payable	(14,766)	10,260
Accrued liabilities	902	(3,836)
Other liabilities	(613)	(1,088)
Net cash used in operating activities	(27,435)	(30,649)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,267)	(8,941)
Proceeds from disposal/sale of property, plant and equipment	98	—
Proceeds (payments) from sale or acquisition of business	2,128	(3,470)
Other investing activities, net	—	(633)
Net cash used in investing activities	(2,041)	(13,044)
CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from (repayments) borrowings of short term debt	72	201
Net proceeds from borrowings (repayments) under revolving credit facility	12,332	(1,075)
Net proceeds from long term debt	—	250,000
Net repayments of long term debt	(1,435)	(145,915)
Cash paid to EveryWare stockholders	—	(90,000)
Redemption of warrants	—	(5,838)
Redemption of ROI shares	—	(46,741)
Cash from ROI trust	—	75,173
Proceeds from the issuance of warrants / common stock, net	20,000	16,500
Equity issuance costs	—	(9,619)
Net cash provided by financing activities	30,969	42,686
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(116)	(281)
NET INCREASE (DECREASE) IN CASH	1,377	(1,288)
CASH:
Beginning of period	3,240	2,672
End of period	$4,617	$1,384
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$16,052	$13,090
Cash paid during the period for income taxes	$169	$110
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
We prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2013 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC on March 31, 2014. Unless otherwise indicated, all amounts are in thousands except per share amounts. Certain reclassifications were made to prior year amounts to conform to current year presentation. Unless otherwise indicated, information in these notes to the condensed consolidated financial statements relate to continuing operations. Certain of our operations have been presented as discontinued. See Note 5 - Discontinued Operations.
Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for future operating quarters.
2. Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ASU becomes effective for annual periods ending after December 15, 2016 and for interim periods thereafter. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and footnote disclosures.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance in FASB ASC 605, Revenue Recognition, including industry-specific guidance.  The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  The ASU becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and footnote disclosures.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The provisions of this ASU are effective prospectively for fiscal years beginning after December 15, 2014. The Company is currently evaluating the impact of this new ASU.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryfoward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The provisions of this ASU are effective prospectively for fiscal years beginning after December 15, 2013. The adoption of this standard did not have a material impact on our consolidated financial statements.
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
The fair values of our assets and liabilities measured on a recurring basis are categorized as follows (in thousands):

	September 30, 2014				December 31, 2013
Asset (liability):	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Natural gas futures	$14	$—	$14	$—	$67	$—	$67	$—

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
The following table summarizes the notional amount of our open natural gas futures (in thousands):

	September 30, 2014		December 31, 2013
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Natural gas futures	$1,128	$1,142	$6,580	$6,647
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as accounting hedges (in thousands):

		September 30, 2014		December 31, 2013
		Fair Value		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Natural gas futures	Other current assets	$14	$—	$67	$—
		$14	$—	$67	$—
The following table summarizes the effect of derivative instruments on the consolidated statements of income for derivatives designated as accounting hedges and those that are not (in thousands). See Note 16 - Comprehensive Income (Loss) for additional information about reclassifications out of Accumulated Other Comprehensive Income:

	Three Months Ended September 30,
	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in OCI on		Location of Gain or (Loss)	Reclassified from OCI
	Derivatives		Reclassified from OCI	into Income
Derivatives designated as hedging instruments	(Effective Portion)		into Income	(Effective Portion)
	2014	2013	(Effective Portion)	2014	2013
Natural gas futures	$(80)	$(55)	Cost of Revenues	$150	$(360)

	Nine Months Ended September 30,
	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in OCI on		Location of Gain or (Loss)	Reclassified from OCI
	Derivatives		Reclassified from OCI	into Income
Derivatives designated as hedging instruments	(Effective Portion)		into Income	(Effective Portion)
	2014	2013	(Effective Portion)	2014	2013
Natural gas futures	$179	$98	Cost of Revenues	$232	$(1,464)

	Three Months Ended September 30,		Nine Months Ended September 30,
	Amount of Gain or (Loss)		Amount of Gain or (Loss)
	Recognized in		Recognized in		Location of Gain or (Loss)
	Income on		Income on		Recognized in
Derivatives not designated as hedging instruments	Derivative		Derivative		Income on
	2014	2013	2014	2013	Derivative
Foreign exchange contracts	$—	$—	$—	$(65)	Other (Income) Expense
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
Metalrax Acquisition/Disposition
On June 18, 2013, we completed the acquisition of the Samuel Groves and George Wilkinson business divisions of Metalrax Housewares Limited (“Metalrax”), a United Kingdom housewares manufacturer and distribution company, for approximately $3.5 million. We accounted for the Metalrax acquisition by the acquisition method of accounting. Under acquisition accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of Metalrax based upon their respective fair values. Our preliminary valuations for the property, plant and equipment, inventory, and intangible assets were performed at the date of acquisition. Subsequent to the date of acquisition, we engaged a third party to perform a formal valuation of the intangible assets. As a result, it was determined that we had entered into a bargain purchase transaction, in which the fair value of the acquired assets exceeded the consideration transferred. Therefore, during the third quarter of 2013, we recorded a gain on the bargain purchase of the Metalrax business in the amount of approximately $1.2 million. The Metalrax business was subsequently sold on August 21, 2014 as part of the sale of our U.K. business. As a result, the operating results of Metalrax from the date of acquisition to the date of disposition and the assets and liabilities of Metalrax are reflected as part of discontinued operations. See Note 5 - Discontinued Operations.
Brazilian Joint Venture
On September 16, 2013, Universal Tabletop, Inc. (“Universal”) entered into a joint venture agreement with BT Partners, a Brazilian sociedade limitada, through a newly organized Brazilian limited liability company EveryWare Global Brasil Distribuidora, Ltda (“EveryWare Brasil”). This agreement allows EveryWare Brasil to focus on distributing Universal products within the Brazilian tabletop market. At the date of the joint venture, we held 60% ownership and BT Partners held 40% ownership in EveryWare Brasil, which we deemed a voting interest entity. As a result, we consolidated the joint venture in our consolidated financial statements according to the voting model. The Company accounts for this transaction as a non-controlling interest. During the fiscal quarter ending June 30, 2014, we decided to terminate our interest in our EveryWare Brasil joint venture, in an effort to preserve cash and focus on our core markets. We expect to complete the dissolution over the balance of 2014. In connection with the dissolution of the joint venture, we recorded a $0.3 million charge during the three months ended June 30, 2014, to write down our investment in the joint venture and anticipate that we will liquidate the remaining working capital during the balance of 2014.
5. Discontinued Operations
On August 21, 2014, Oneida UK Limited (the “Seller”), an indirect, wholly owned subsidiary of EveryWare Global, Inc., sold the share capital of Oneida International Limited (“Oneida International”) pursuant to an Agreement (the “Share Purchase Agreement”) with HUK 54 Limited (the “Buyer”), a subsidiary of Hilco Capital Limited, for consideration of an aggregate of £3.7 million consisting of indebtedness repaid by Buyer at closing, including amounts due to the Company and the repayment of Oneida International’s revolving credit facility (the “U.K. Revolver”) with Burdale Financial Limited (the “Sale”). Oneida International consisted of the Company’s business in the United Kingdom. The Sale did not include the right to license the ONEIDA®, Anchor Hocking® or Sant’ Andrea® brands, which are retained by the Company, subject to a four month exclusive European and Middle East license agreement expiring on December 31, 2014.
The assets of the Oneida UK Limited were part of our international segment which includes all products categories in the consumer and foodservice markets. See Note 17 - Segment Reporting for additional information.
The following table summarizes the results of Oneida UK Limited included in the condensed consolidated statement of operations as discontinued operations for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Discontinued Operations:
Total revenues	$3,755	$9,402	$21,713	$18,201
(Loss) income from operations before income taxes	$(2,161)	$733	$(8,337)	$(1,239)
Income tax (benefit) expense	—	—	—	—
(Loss) income from operations, net of income taxes	$(2,161)	$733	$(8,337)	$(1,239)
Loss on disposal	(9,262)	—	(9,262)	—
Income tax (benefit)	(551)	—	(551)	—
Net (loss) income from discontinued operations	$(10,872)	$733	$(17,048)	$(1,239)
The following table summarizes the assets and liabilities of Oneida UK Limited separately reflected as discontinued operations on our condensed consolidated balance sheet as of December 31, 2013 (in thousands).

December 31, 2013
(Unaudited)
ASSETS
Current assets:
Cash	$1,097
Trade accounts receivable	11,433
Other accounts and notes receivable	1,606
Inventories	15,320
Other current assets	1,159
Total current assets of discontinued operations	30,615
Property, plant and equipment, net of accumulated depreciation	1,296
Goodwill	92
Intangible assets, net	1,777
Other assets	1
Total assets of discontinued operations	$33,781

LIABILITIES
Current liabilities:
Short-term debt	$7,802
Accounts payable	7,708
Accrued liabilities	3,920
Total current liabilities of discontinued operations	19,430
Pension and other post-retirement benefits	(987)
Total liabilities of discontinued operations	$18,443
6. Restructuring Activities
In 2013, restructuring expenses included $0.2 million of employee-related costs associated with closing our Canadian offices and warehouse, which was partially offset by a change in estimate of $0.2 million for unused space in the Savannah, Georgia, distribution center. In 2014, we announced our plans to close our regional office in Oneida, New York, and a smaller satellite office in Melville, New York, as part of our ongoing integration of the Oneida business. Employee related severances of $0.3 million were recorded as restructuring expense. During the three months ended June 30, 2014 , we accepted an offer to sell our Oneida, New York office building at a price lower than our carrying value and therefore we recorded an impairment. See Note 8 - Goodwill, Intangibles, and Other Long-lived Assets for additional information.
A summary of the restructuring liability included in accrued liabilities within our consolidated balance sheet is as follows (in thousands):

	September 30, 2014			December 31, 2013
	Unoccupied Space	Facility Closing Costs	Total	Unoccupied Space	Facility Closing Costs	Total
Balance - Beginning of the period	$—	$81	$81	$176	$251	$427
Provisions	—	290	290	(164)	241	77
Utilizations	—	(204)	(204)	(12)	(411)	(423)
Currency	—	—	—	—	—	—
Balance - End of the period	$—	$167	$167	$—	$81	$81
7. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$6,501	$4,644
Work in progress	12,090	21,341
Finished goods and in-transit	73,854	88,820
Total	92,445	114,805
Less reserves	(4,998)	(3,652)
Total inventory, net	$87,447	$111,153
8. Goodwill, Intangibles, and Other Long-lived Assets
Estimating the fair value of goodwill, intangibles, and other long-lived assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain.
Goodwill and Indefinite-lived Intangible Assets – Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, utilizing a two-step approach, in the fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The first step requires the determination of the fair value of the reporting unit compared to the book value of that reporting unit. If the book value exceeds the fair value, a second step impairment test is required to measure the amount of impairment. Implied fair value of goodwill is determined by considering both the income and market approaches.
Intangible Assets - Definite-Lived – We review definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If the estimated undiscounted cash flows are less than the carrying amount of such assets, we recognize an impairment loss in an amount necessary to write-down the assets to fair value as estimated from the net present value of expected future discounted cash flows. Definite-lived intangible assets are amortized on a straight-line basis over the estimated life of the asset.
Long-lived Assets – We review long-lived assets for recoverability whenever events or changes in circumstances indicate that carrying amounts of an asset group may not be recoverable. Our asset groups are established by determining the lowest level of cash flows available. If the estimated undiscounted cash flows are less than the carrying amounts of such assets, we recognize an impairment loss in an amount necessary to write-down the assets to fair value as estimated from the net present value of expected future discounted cash flows.
Impairment Indicators – Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill or intangible assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. In light of our higher than expected losses in the recent quarters, expected losses going forward, and recent cash flow deficits, we determined that impairment indicators existed during the period ended June 30, 2014. Accordingly, as shown in the table below, based upon revised revenue assumptions and projected cash flows we recorded an impairment of approximately $3.0 million relating to our indefinite-lived ONEIDA® tradename in the Canadian consumer segment and Web business, and $0.1 million relating to definite-lived tradename licenses as the carrying value exceeded the fair value. During the three months ended June 30, 2014, we recorded an impairment of our long-lived assets of approximately $1.7 million relating to our Oneida, NY, Office building.
Our goodwill and intangible assets were comprised of the following (in thousands):

	September 30, 2014
	Weighted-Average Amortization Period	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Goodwill	Indefinite	$8,467	$(15)	$—	$8,452
Other intangible assets:
Oneida trademark/tradenames	Indefinite	$20,300	$(3,000)	$—	$17,300
Other trademarks/tradenames	9.1 years	1,691	—	(596)	1,095
Tradename licenses	7.5 years	21,985	(110)	(8,859)	13,016
Customer relationships	13.1 years	12,229	—	(2,762)	9,467
Technology	14 years	126	—	(62)	64
		$56,331	$(3,110)	$(12,279)	$40,942

	December 31, 2013
	Weighted-Average Amortization Period	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Goodwill	Indefinite	$8,467	$—	$—	$8,467
Other intangible assets:
Oneida trademark/tradenames	Indefinite	$20,300	$—	$—	$20,300
Other trademarks/tradenames	9.1 years	1,691	—	(386)	1,305
Tradename licenses	7.5 years	21,985	—	(6,695)	15,290
Customer relationships	13.1 years	12,229	—	(2,059)	10,170
Technology	14 years	126	—	(55)	71
		$56,331	$—	$(9,195)	$47,136
The aggregate intangible asset amortization expense was approximately $1.0 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively and approximately $3.1 million and $3.1 million for the nine months ended September 30, 2014 and 2013.
The changes in the carrying amounts of goodwill for the nine months ended September 30, 2014, are as follows (in thousands):

	Consumer	Foodservice	International	Total
Balance - December 31, 2013	$3,110	$4,796	$561	$8,467
Additional acquisitions recorded	—	—	—	—
Goodwill impairment	—	—	(15)	(15)
Balance - September 30, 2014	$3,110	$4,796	$546	$8,452
9. Commitments and Contingencies

Leases – We lease numerous warehouses, office facilities and several retail outlet stores. All leases are recognized on a straight-line basis over the minimum lease term.
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
Our Buffalo China, Inc. subsidiary (“Buffalo China”) entered into a brownfield program clean up agreement in 2008 with the New York State Department of Environmental Conservation for the former Buffalo China manufacturing facility in Buffalo, New York. Buffalo China retained liability for the clean-up when it sold the facility to the Niagara Ceramics Corporation. In December 2012, we received a Certificate of Completion from New York State Department of Environmental Conservation. An accrual of approximately $0.5 million representing testing and other final site monitoring costs was reflected in accrued liabilities at September 30, 2014.
In June 2006, the Phase I and II studies of the Oneida knife facility located in Oneida, New York, prepared in connection with the sale of that facility, discovered a reportable event relative to the presence of asbestos, ancient petroleum and volatile organic compounds contamination. We entered into a brownfield program clean up agreement with the New York State Department of Environmental Conservation regarding this facility. A site remediation and cost plan has been developed and is being finalized. During the three months ended June 30, 2014, we increased the accrual for site demolition and clean-up by approximately $0.4 million. As of September 30, 2014, we had an accrual of approximately $1.0 million reflected in accrued liabilities.
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
10. Debt
The following table is a summary of our debt outstanding (in thousands):

Debt Instrument	Interest Rate	Maturity Date	September 30, 2014	December 31, 2013
Term Loan	Variable	May 21, 2020	$247,613	$248,750
ABL Facility	Variable	May 21, 2018	27,966	15,635
Note payable - PBGC	4.50%	December 31, 2015	600	900
Capitalized leases	Various Fixed		—	171
Total Long-Term Debt			276,179	265,456
Less: Current Portion			(2,800)	(2,972)
Long-Term Debt			$273,379	$262,484
Term Loan Credit Agreement
The Term Loan, completed on May 21, 2013, refinanced the $150.0 million term loan facility (the “Old Term Loan”) and was syndicated by Deutsche Bank AG as administrative agent for the syndicated lenders. The principal amount of the Term Loan is $250.0 million, and it has a maturity date of May 21, 2020. Anchor Hocking and Oneida are co-borrowers (“Borrowers”)

under the Term Loan. The Term Loan is guaranteed by Universal and its domestic subsidiaries. The Term Loan is secured on first-priority basis by the assets of Universal and its domestic subsidiaries, other than with respect to the assets securing the ABL Facility, which secure the Term Loan facility on a second-priority basis. Principal amortization is payable in consecutive quarterly installments beginning September 30, 2013, in the amount of 0.25% of the amount of the Term Loan outstanding on the Term Loan closing date until maturity. The Borrowers are also obligated to make mandatory prepayments upon the occurrence of certain events, including additional debt issuances, common and preferred stock issuances, certain asset sales, and excess cash flow generation. In connection with the refinancing of the Term Loan on May 21, 2013, we capitalized deferred financing fees of $8.6 million and wrote off $6.2 million associated with the refinanced Old Term Loan.
On July 30, 2014 (the “Closing Date”), the Borrowers and Universal entered into Waiver and Amendment No. 1 to Term Loan Agreement (the “Term Loan Amendment”) governing the Term Loan, which provides for among other things, a waiver of the events of default that occurred as a result of the Borrowers’ failure to comply with the consolidated leverage ratio and interest coverage ratio covenants for the fiscal quarters ended March 31, 2014 and June 30, 2014, and amendments to the Term Loan Agreement. In connection with the Term Loan Amendment, the Borrowers paid an amendment fee of 0.5% of the Term Loan then outstanding. The Term Loan Agreement provided for an increase in the applicable interest rate margin of 2.00% for both Eurodollar Rate and Base Rate borrowings, of which 0.25% is payable in cash on a monthly basis and 1.75% is payable in kind on a quarterly basis. Due to the material modification in terms of the Term Loan, we accounted for the Term Loan Amendment as an extinguishment of debt under ASC 470-50 “Modifications of Debt.” In connection with the Term Loan Amendment, we capitalized deferred financing fees of $4.8 million which will be amortized over the remaining life of the agreement and expensed $7.2 million of deferred financing fees related to the refinancing of the Term Loan on May 21, 2013. As of September 30, 2014, approximately $5.6 million in deferred fees relating to our term loan were being amortized over the remaining life of the agreement.
As of September 30, 2014, at the Borrower’s option, borrowings under the Term Loan bore interest at a rate equal to either (i) in the case of base rate loans, a base rate equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50% and (c) the Eurodollar rate for a one-month interest period plus 1.00% (provided that the base rate will be deemed to be not less than 2.25%), plus a margin of 7.25%, or (ii) in the case of Eurodollar loans, a Eurodollar rate equal to (a) LIBOR divided by (b) one minus an applicable reserve requirement (subject to a LIBOR floor of 1.25% per annum), plus a margin of 8.25%. Principal amortization is payable in consecutive quarterly installments beginning September 30, 2013, in the amount of 0.25% of the amount of the Term Loan outstanding on the Term Loan Closing Date until maturity.
The Term Loan Amendment gives the Borrowers relief under the consolidated leverage ratio covenant and the interest coverage ratio covenants by eliminating the requirement to comply with these covenants until the quarter ending September 30, 2015, and amended the definition of consolidated adjusted EBITDA, which is used in the calculation of certain of the financial covenants. As amended, the maximum consolidated leverage ratio financial covenant requires Universal to maintain a maximum consolidated leverage ratio (as calculated in accordance with the Term Loan Agreement) as of the last day of any fiscal quarter beginning with the quarter ending September 30, 2015 as follows:

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
Pursuant to the Term Loan Amendment, the time period during which voluntary prepayments of amounts outstanding under the Term Loan are permitted was extended so that the Borrowers may make voluntary prepayments, subject to prepayment premiums of 2.0% if made on or prior to March 31, 2015 and 1.0% if made on or prior to March 31, 2016.
In addition, the Term Loan Amendment provided for the issuance to the lenders under the Term Loan of warrants (the “Lender Warrants”) to purchase an aggregate of 2,958,670 shares of the Company’s common stock with an exercise price of $0.01 per share and a term of seven years. The Lender Warrants provide for customary adjustments to account for any stock splits, recapitalizations, mergers, combinations, asset sales, stock dividends and similar events. The Company filed a Registration Statement on Form S-1 to register the resale of the shares of common stock issuable upon exercise of certain of the Lender Warrants on October 14, 2014.
Asset-Based Revolving Credit Facility
On May 21, 2013, the Borrowers entered into a second amended and restated loan and security agreement (hereinafter the “ABL Facility”) by and among the Borrowers, Universal, as a guarantor, each wholly-owned domestic subsidiary of the Borrowers party thereto, as guarantors (together with Universal, the “Guarantors”), each lender from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders. The ABL agreement provides for the ABL Facility, a five-year asset-based revolving credit facility in an initial aggregate principal amount of up to $50.0 million (as may be increased from time to time, the “maximum revolver amount”), subject to the borrowing base limitation and compliance with a fixed charge coverage ratio financial covenant if adjusted availability under the ABL Facility is below a specified amount, as described below. The facility matures on May 21, 2018. Up to an aggregate of $20.0 million will be available to the Borrowers for the issuance of letters of credit, which reduce availability under the ABL Facility.
The ABL agreement also provides for borrowings on same-day notice, referred to as “swingline loans.” Borrowing of a swingline loan will reduce availability under the ABL Facility. The Borrowers may request to increase the maximum revolver amount in increments of not less than $5.0 million not more than three times during the term of the ABL agreement, so long as the maximum size of the ABL Facility does not exceed $75.0 million. Any such increase in the maximum revolver amount will be at the discretion of the lenders and certain other eligible lenders and will be subject to the borrowing base limitation described below. On October 28, 2013, we were granted an increase of the maximum commitment under the ABL Facility by $5.0 million to a total of $55.0 million commitment. On July 30, 2014, the Borrowers and Universal entered into Amendment No. 6, which amended the ABL Facility to increase the maximum revolver amount available thereunder from $55.0 million to $60.0 million, subject to the borrowing base limitation described below. Availability under the ABL Facility is subject to an asset-based borrowing formula based on eligible accounts receivable and inventory. At September 30, 2014, we had outstanding ABL Facility borrowings of approximately $28.0 million subject to variable interest rates (average rate of 3.9%) and excess availability under the ABL Facility of $14.0 million to be drawn upon as needed (which includes a reduction of $10.5 million for outstanding standby letters of credit). The ABL Facility is guaranteed by Universal and its domestic subsidiaries. The ABL Facility is secured on a first-priority basis by certain current assets, such as accounts receivable, inventory, cash, securities, deposit accounts, and securities accounts.
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

The aggregate amount of revolving loans permitted to be made to the Borrowers under the ABL Facility may not exceed a borrowing base consisting of: (a) the lesser of (i) the maximum revolver amount, and (ii) the sum of certain eligible accounts receivable and certain eligible inventory (which eligible inventory shall not exceed 70% of the maximum revolver amount), minus (b) certain availability reserves which the administrative agent or the collateral agent deems necessary, including reserves for any amounts which either agent or any lender may be obligated to pay in the future for the account of any Borrower and, if and when availability is less than $10.0 million, reserves determined by the agents in respect of certain cash management and/or hedging obligations then outstanding. At September 30, 2014, our borrowing base was $60.0 million.
Borrowings under the ABL Facility bear interest at either: (i) LIBO Rate or (ii) the Base Rate (which means for any day, a rate per annum equal to the greater of: (a) the Prime Rate in effect on such day, and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the LIBO Rate plus 1.00%). In addition, the facilities have applicable interest rate margins. For LIBO Rate and Base Rate borrowings, the margin is determined according to an availability matrix. The margin at September 30, 2014, was 2.00% and 1.00% for LIBO and Base Rate, respectively. In connection with amending and restating the ABL revolving credit facility (the “Old ABL Facility”), which had a maximum availability of $85.0 million, we capitalized deferred financing fees of $0.2 million and wrote off $0.3 million. As of September 30, 2014, approximately $1.1 million in deferred fees relating to the ABL Facility were being amortized over the remaining life of the agreement.
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
On June 30, 2014, July 15, 2014 and July 22, 2014, the Borrowers entered into further amendments to the ABL Credit Agreement to extend the period of increased availability through July 29, 2014. On July 30, 2014, the Borrowers and Universal entered into Amendment No. 6 to the ABL Credit Agreement (the “ABL Amendment No. 6”), which amended the ABL Facility to increase the maximum revolver amount available thereunder from $55.0 million to $60.0 million.
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
Terms, Covenants and Compliance Status

The Term Loan and ABL Facility each contain customary operating and financial conditions and covenants, including but not limited to restrictions on additional indebtedness, mergers and acquisitions, liens, investments, issuances of capital stock, and dividends. In addition, the Term Loan required that a maximum leverage ratio and minimum interest coverage ratio be maintained. The ABL Facility required that a certain minimum fixed charge coverage ratio be maintained if adjusted availability (as defined under the agreement) is below 12.5% of the Maximum Revolver Amount, or $7.5 million, at September 30, 2014. At September 30, 2014, the fixed charge coverage ratio covenant under the ABL Facility was not operative as availability was greater than $7.5 million. Failure to satisfy any of the covenants could result in an event of default that could result in an inability to access the funds necessary to fund our operations.
Although the Term Loan Amendment gave us temporary relief from financial covenant compliance in the near future, we will be required to comply with a minimum EBITDA covenant in the quarters ending March 31, 2015 and June 30, 2015 and consolidated leverage ratio and the consolidated interest coverage ratio covenants beginning with the quarter ending September 30, 2015. Our ability to comply with these covenants, when applicable, depends on a number of factors, some of which are outside of our control. Based on our current forecast, we believe that we will be able to maintain compliance with these financial covenants when they apply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual revenue is less than our current forecast, or if we do not achieve operational improvements and cost savings, we could violate the financial covenants again in the future.
If we were unable to comply with the financial covenants in the future, and we were not able to obtain a waiver or forbearance and an amendment from our lenders or equity contributions sufficient to utilize the equity “cure” provision in the Term Loan Agreement, it would result in an uncured default under the Term Loan Agreement. If a default under the Term Loan Agreement were not cured or waived, the indebtedness under the Term Loan Agreement could be declared immediately due and payable and, upon acceleration of the outstanding indebtedness under the Term Loan, we would be in default under our ABL Facility and we would be precluded from borrowing under our ABL Facility. If we were unable to borrow under the ABL Facility, we would need to meet our capital requirements using other sources. Alternative sources of liquidity may not be available on acceptable terms if at all. Even if we were able to obtain an amendment, forbearance agreement or waiver in the future, we might be required to agree to other changes in the Term Loan Agreement, including increased interest rates or premiums, more restrictive covenants and/or pay a fee for such amendment, forbearance agreement or waiver. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
PBGC Promissory Note
On September 15, 2006, Oneida issued a $3.0 million promissory note to the Pension Benefit Guaranty Corporation payable in equal installments annually over 10 years. As of September 30, 2014, approximately $0.6 million was outstanding on the promissory note. Interest with respect to the promissory note is paid annually at a rate of 4.5%. The promissory note matures on December 31, 2015.
U.K. Short Term Borrowing
Prior to the sale of our U.K. subsidiary, we maintained a borrowing facility to support its working capital requirements with Burdale Financial Limited, an affiliate of our U.S. lender, Wells Fargo (the “U.K. Revolver”). The borrowers under this facility were Oneida International Limited and Oneida U.K. Limited, indirect wholly-owned subsidiaries of EveryWare Global, Inc. The U.K. Revolver had a £7.0 million maximum collateral commitment based on eligible inventory and accounts receivable at our United Kingdom subsidiary. Borrowings under the U.K. Revolver were guaranteed by the Company. On August 21, 2014, Oneida UK Limited sold the share capital of Oneida International pursuant to an Agreement (the “Share Purchase Agreement”) with HUK 54 Limited (the “Buyer”), a subsidiary of Hilco Capital Limited, for consideration of an aggregate of £3.7 million consisting of indebtedness repaid by Buyer at closing, including amounts due to the Company and the repayment of the U.K. Revolver. On the closing date, the Buyer repaid in full all outstanding amounts due and owing under the U.K. Revolver, including an early termination penalty. All of the Company’s commitments and obligations under the U.K. Revolver were terminated, including its guarantee of indebtedness thereunder.
11. Income Taxes
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
The following table summarizes our provision for income taxes and the related effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Loss before income taxes	$(38,346)	$(2,499)	$(77,690)	$(2,290)
Income tax expense (benefit)	199	(660)	19,972	(420)
Effective tax rate	(0.5)%	26.4%	(25.7)%	18.3%
For the three and nine months ended September 30, 2014, we recorded a (0.5)% and (25.7)% effective tax rate compared to 26.4% and 18.3% for the three and nine months ended September 30, 2013, respectively. The tax rate for the three and nine months ended September 30, 2014 differs from the U.S. statutory tax rate of 34% mainly due to the recognition of a full valuation allowance associated with our U.S. net deferred tax assets and the continued recognition of a full valuation allowance in certain of our foreign jurisdictions.
After taking into account the pre-tax loss incurred during the three months ended March 31, 2014, we determined that a full valuation allowance should be recorded against the entire net deferred tax asset that was recognized at December 31, 2013. Negative evidence in the form of a recent history of losses resulted in the determination that the realized net deferred tax asset of $20.7 million at March 31, 2014, should be fully reserved. In considering the need for the additional valuation allowance, we ignored netting a deferred tax liability of $8.9 million associated with indefinite long-lived intangibles because these liabilities cannot be used to offset our net deferred tax asset when determining the amount of valuation allowance required. In light of our higher than expected losses in the current quarter and expected losses going forward, we will continue to recognize a full valuation allowance until substantial positive evidence supports its reversal.
12. Employee Benefit Plans
Pension Benefit Plans - We sponsor various qualified and non-qualified pension plans in the United States which cover all eligible employees, as defined. Our qualified pension liability relates to a defined benefit plan covering the former salaried and union employees of Buffalo China, which are frozen. Our non-qualified pension plan liability relates to two unfunded plans designed to provide additional retirement benefits to former executives of Oneida; the Supplemental Executive Retirement Plan and the Restoration Plan. On August 21, 2014, in connection with the sale of Oneida International, the purchaser assumed the defined benefit plan covering employees in the U.K. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. We anticipate contributing approximately $1.8 million to our pension plans for the full year 2014.
The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefit Plans				Pension Benefit Plans
	Qualified Plans		Non-qualified Plans		Qualified Plans		Non-qualified Plans
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	290	276	103	103	870	830	309	311
Expected return on plan assets	(371)	(338)	—	—	(1,113)	(1,015)	—	—
Net periodic benefit cost	(81)	(62)	103	103	(243)	(185)	309	311
Net benefit cost	$(81)	$(62)	$103	$103	$(243)	$(185)	$309	$311
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
The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Other Post-retirement Benefit Plans				Other Post-retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$7	$7	$—	$—	$21	$21	$—	$—
Interest cost	6	5	—	4	18	15	—	11
Expected return on plan assets	—	—	—	—	—	—	—	—
Recognized actuarial (gain) loss	(8)	(7)	—	2	(24)	(22)	—	7
Net periodic benefit cost	5	5	—	6	15	14	—	18
Net benefit cost	$5	$5	$—	$6	$15	$14	$—	$18
13. Contingently Redeemable Series A Preferred Stock
On July 30, 2014 (the “Closing Date”), the Company and the Monomoy Funds entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the Monomoy Funds agreed to invest $20.0 million in return for Series A Senior Redeemable Preferred Stock (the “Preferred Stock”) at a price of $1,000 per preferred share. In connection with the purchase of the Preferred Stock, the Company issued to the Monomoy Funds warrants to acquire 4,438,004 shares of the Company’s common stock (the “Sponsor Warrants”). The Monomoy Funds received a fee of $1.2 million for investing in the Preferred Stock, which was paid in additional shares of the Preferred Stock. As a result, the initial liquidation value of the Preferred Stock is $21.2 million.
Pursuant to the Certificate of Designation (the “Certificate of Designation”) authorizing the Preferred Stock, the Preferred Stock ranks senior to all other capital securities of the Company. The Preferred Stock will accrue a 15% cumulative annual dividend on the Liquidation Preference, payable quarterly in kind and compounded quarterly on each of February 1, May 1, August 1 and November 1. The dividends will be added to the Liquidation Preference each quarter. Upon the repayment of the Company’s current Term Loan, the 15% annual dividend will be paid in cash. The Company may redeem the Preferred Stock for cash, upon 60 days’ prior notice, at a price equal to 105% of Liquidation Preference (including all accrued and unpaid dividends). Upon a liquidation event, including certain changes of control, the holders of the Preferred Stock will be entitled to a payment in cash equal to then liquidation value of the Preferred Stock.
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
We applied the accounting guidance in FASB ASC 480-10, Distinguishing Liabilities from Equity and concluded that the Preferred Shares are equity instruments. We then considered the classification of the Preferred Shares and concluded that the Preferred Shares should be classified as mezzanine equity within our condensed consolidated balance sheet because the shares are conditionally redeemable under ASC 480-10-S99, SEC Materials.
The Preferred Stock is initially recorded at its fair value of $21.2 million, which equals the Liquidation Value (as defined in the Security Purchase Agreement) as of July 30, 2014. and includes a $1.2 million paid-in-kind fee to the Monomoy Funds for investing in the Company’s Preferred Stock.
The Term Loan Amendment was dependent on the infusion of capital provided by the Preferred Shares purchased by the Monomoy Funds. The non-cash fee of $1.2 million paid to Monomoy Funds facilitated the equity investment necessary for us to amend the Term Loan. Therefore, the $1.2 million is included in the cost of extinguishing the debt, and is reported in the three and nine months ended September 30, 2014, in our consolidate statement of operations per ASC 480-10-S99. See Note 10 - Debt for additional information.
We will recognize the quarterly paid-in-kind dividend on the Liquidation Preference as an adjustment to the carrying amount of the Preferred Shares each reporting period. The change in the Liquidation Preference each reporting period shall be recorded as a reduction of net income (loss) attributable to common stockholders. As of September 30, 2014, the carrying amount of the Preferred Stock is $21.7 million within our condensed consolidated balance sheet.
14. Stockholders’ Equity (Deficit)
Common Stock - Our authorized capital stock consists of 100,000,000 shares of common stock with a par value of $0.0001 per share, with 20,574,492 shares issued and outstanding as of September 30, 2014 (excluding unvested earnout shares).
Preferred Stock - Our authorized capital stock consists of 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with 21,200 shares issued and outstanding as of September 30, 2014.
Earnings Per Share - Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share, and all other diluted per share amounts presented, are determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Under the treasury stock method, the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended September 30, 2014 and 2013, include the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options and warrants when dilutive (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders:
Loss from continuing operations	$(38,545)	$(1,839)	$(97,662)	$(1,870)
Loss from discontinued operations	(10,872)	733	(17,048)	(1,239)
Less: Non-controlling interest in subsidiary’s loss	48	—	104	—
Less: Preferred stock dividend	(539)	—	(539)	—
Net loss attributable to common stockholders	$(49,908)	$(1,106)	$(115,145)	$(3,109)

Weighted average number of common shares outstanding	20,571	19,760	20,559	15,591
Dilutive effect of outstanding stock options and warrants	—	—	—	—
Dilutive shares outstanding	20,571	19,760	20,559	15,591

Basic loss per share attributable to common stockholders:
Loss from continuing operations	$(1.87)	$(0.09)	$(4.75)	$(0.12)
Loss from discontinued operations	$(0.53)	$0.04	$(0.83)	$(0.08)
Net loss attributable to common stockholders	$(2.43)	$(0.06)	$(5.60)	$(0.20)

Diluted loss per share attributable to common stockholders:
Loss from continuing operations	$(1.87)	$(0.09)	$(4.75)	$(0.12)
Loss from discontinued operations	$(0.53)	$0.04	$(0.83)	$(0.08)
Net loss attributable to common stockholders	$(2.43)	$(0.06)	$(5.60)	$(0.20)
For the three months ended September 30, 2014, diluted earnings per share exclude 297,791 shares issuable upon exercise of outstanding stock options, 5,838,334 shares underlying our common stock warrants that have an exercise price of $6.00 per half share, and 29,687 shares underlying our Sponsor and Lender Warrants as the effect would have been anti-dilutive. Earnout Shares of 1,250,000 and 284,091 shares held by sponsors of ROI have not been considered in the basic or diluted per share calculation since they have not vested as of September 30, 2014.

As of September 30, 2014, there were 297,791 shares of common stock issuable upon exercise of outstanding options, 5,838,334 shares of common stock issuable upon exercise of 11,676,667 warrants to purchase common stock at an exercise price of $6.00 per half share, which expire on May 21, 2018, and 7,396,674 shares of common stock issuable upon exercise of the Lender Warrants and Sponsor Warrants at an exercise price of $0.01 per share.
On July 30, 2014, the Company issued the Sponsor Warrants, which are exercisable for 4,438,004 shares of common stock at $0.01 per share, to the Monomoy Funds, and the Lender Warrants, which are exercisable for 2,958,670 shares of common stock at $0.01 per share, to the lenders to the Term Loan Amendment. The Sponsor and Lender Warrants have a seven year term expiring July 30, 2021, and meet the criteria for equity classification. We accounted for the Sponsor and Lender Warrants in accordance with FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). Using the Black-Scholes pricing model the fair value of the warrants is $13.8 million. The Sponsor and Lender Warrants were issued to facilitate the Term Loan Amendment. Since the $13.8 million fee resulted from the amendment, they were recorded as a non-cash loss on extinguishment of debt in our condensed consolidated statement of operations for the three months ended September 30, 2014.
The following table summarizes the Black-Scholes option-pricing model assumptions used to determine the fair value of the Sponsor and Lender Warrants for 2014:

2014
Warrants issued	7,396,674
Weighted-average grant-date fair value	$1.87
Weighted-average assumptions for stock grants
Risk-free interest	2.17%
Expected term	7 years
Expected volatility	83.14%
Dividend yield	0.00%
Dividends - The terms of the Term Loan and ABL Facility restrict the payment or distribution of our cash or other assets, including cash dividend payments.
15. Share-Based Compensation
Share-based compensation is accounted for in accordance with FASB ASC Topic 718, Compensation - Stock Compensation (“ASC 718”) and FASB ASC Topic 505-50, Equity - Equity Based Payment to Non-Employees (“ASC 505-50”), which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of operations over the requisite service periods. We use the straight-line method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For stock options granted in 2014, 2013 and 2012, the compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718.
The following table summarizes our share-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Share-based compensation expense	$83	$102	$184	$180
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
Our 2014 non-qualified options granted were valued for ASC 718 purposes using the Black-Scholes option-pricing model. The following table summarizes the non-qualified stock option disclosures for 2014:

2014
Stock options granted	70,000
Weighted-average grant-date fair value	$0.42
Weighted-average assumptions for stock grants
Risk-free interest	0.45%
Expected term	2 years
Expected volatility	50.00%
Dividend yield	0.00%
A summary of the status of our Non-Performance stock options as of September 30, 2014 and changes during the nine month period ending September 30, 2014 are presented below:

Non-Performance Stock Options	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2013	568,516	$9.15	9.3	$476
Granted	70,000	1.33	9.8	—
Exercised	—	—	0	—
Forfeited	(340,725)	8.66	0	—
Outstanding at September 30, 2014	297,791	$7.91	8.9	$—
Exercisable at September 30, 2014	79,905	$9.97	8.8	$—
Nonvested at September 30, 2014, expected to vest	217,886	$7.15	8.9	$—
A summary of the changes for our Performance stock options for the period ended as follows:

Performance Stock Options	September 30, 2014	December 31, 2013
Balance — Beginning of the year	333,921	350,181
Granted	—	—
Vested	—	—
Forefeited	(288,613)	(16,260)
Balance — September 30, 2014	45,308	333,921
As of September 30, 2014, the total unrecognized compensation cost related to non-vested options granted was $0.7 million for the non-performance options and $0.1 million for the performance options. For the three months ended September 30, 2014, compensation expense related to the non-performance options was $0.1 million and for the nine months ended September 30, 2014 compensation income was $0.1 million. For the three and nine months ended September 30, 2014, compensation expense recorded related to the performance options was $0.0 million and $0.0 million, respectively.
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
In 2013, we awarded 28,911 shares of common stock to non-employee members of our Board of Directors under the 2013 Plan with a grant date fair value of $0.2 million. The total compensation expense relating to awards of restricted stock was $0.2 million for the year ended December 31, 2013. In 2014, we awarded 45,739 shares of common stock to non-employee members of our Board of Directors under the 2013 plan with a grant date fair value of $0.4 million. For the three and nine months ended September 30, 2014, compensation expense relating to awards of restricted stock was $0.1 million and 0.3 million, respectively.
Shares can no longer be issued under the 2012 Plan. As of September 30, 2014, a total of 527,764 shares were available from the 870,000 shares authorized for award under our 2013 Plan, including cumulative forfeitures.
Repurchase of Common Stock - We did not repurchase any of our common stock during 2014.
16. Comprehensive Income (Loss)
Comprehensive income (loss), in addition to net income (loss), includes as income or loss the following items, which if present are included in the equity section of the balance sheet: unrealized gains and losses on certain investments in debt and equity securities; foreign currency translation; gains and losses on derivative instruments designated as cash flow hedges; and pension and post-retirement liability adjustments. The following table summarizes the changes in accumulated other comprehensive loss for the nine months ended September 30, 2014 (in thousands):

	Foreign Currency Translation	Pension and Other Post-retirement Benefit Plans	Natural Gas Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(1,072)	$2,757	$42	$1,727
Other comprehensive (loss) income before reclassifications	(813)	—	179	(634)
Amounts reclassified from accumulated other comprehensive loss	189	(1,005)	(232)	(1,048)
Net period change	(624)	(1,005)	(53)	(1,682)
Tax effect	—	—	—	—
Balance at September 30, 2014	$(1,696)	$1,752	$(11)	$45
Amounts reclassified from accumulated in other comprehensive loss to (loss) earnings during the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Natural gas hedge
Net (gain) loss reclassified to earnings	(150)	360	$(232)	$1,464
Total before tax	(150)	360	(232)	1,464
Tax (benefit) provision	—	(135)	—	(549)
Net of Tax	(150)	225	$(232)	$915
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
17. Segment Reporting
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

•
International: Our international segment serves customers in over 65 countries outside the U.S. and Canada, including customers in the European Union, Latin America, the Caribbean, Africa, the Middle East, and Asia. Our international segment includes all product categories in the consumer and foodservice markets in the countries in which we operate. We sell glassware, bakeware and our sourced flatware, dinnerware, barware, hollowware, and banquetware internationally. We primarily market our products internationally under the Anchor Hocking®, Sant’ Andrea®, W.A. Rogers®, and ONEIDA® brands.

We evaluate the performance of our segments based on revenue, and measure segment performance based upon segment (loss) income before taxes before unallocated manufacturing costs, unallocated selling, distribution, and administrative costs, other expense (income) and interest expense (“segment contribution”). Segment contributions for the prior year have been adjusted to reflect our updated standard costs for comparability purposes. Given the nature of our operations, we do not categorize and manage assets by reportable segment but rather on a company-wide level.
The following table presents our segment information (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	%	2013	%	2014	%	2013	%
Net revenue
Consumer	$28,869	35.5%	$39,549	39.3%	$89,309	34.6%	$104,616	35.7%
Foodservice	26,672	32.9	30,696	30.4	81,384	31.6	95,774	32.8
Specialty	20,115	24.8	25,337	25.1	71,761	27.8	74,163	25.4
International	3,880	4.8	3,668	3.6	10,549	4.1	12,865	4.4
Total segment net revenue	79,536	98.0	99,250	98.4	253,003	98.1	287,418	98.3
License fees	1,631	2.0	1,664	1.6	4,842	1.9	4,886	1.7
Total revenue	$81,167	100.0%	$100,914	100.0%	$257,845	100.0%	$292,304	100.0%

Segment contribution and % before unallocated costs
Consumer	$6,065	21.0%	$6,494	16.4%	$15,424	17.3%	$17,487	16.7%
Foodservice	6,049	22.7%	7,282	23.7%	18,843	23.2%	24,115	25.2%
Specialty	4,174	20.8%	4,043	16.0%	12,915	18.0%	11,464	15.5%
International	312	8.0%	(34)	(0.9)%	160	1.5%	517	4.0%
Total segment contribution	$16,600		$17,785		$47,342		$53,583
Less:
Unallocated manufacturing costs	10,281		5,565		32,100		5,407
Unallocated selling, distribution and administrative expense	15,936		9,338		48,085		28,243
(Gain) loss on disposal of asset	—		(1)		213		3
Long-lived, intangible asset impairment	85		—		5,532		—
Other (income) expense	(46)		(89)		(327)		18
Loss on extinguishment of debt	22,195		—		22,195		7,834
Interest expense	6,495		5,471		17,234		14,368
Loss from continuing operations before income taxes	$(38,346)		$(2,499)		$(77,690)		$(2,290)
18. Subsequent Events
Shareholder Lawsuit
On October 7, 2014, we were named as a defendant in a purported class action lawsuit in a complaint filed in the United States District Court for the Southern District of Ohio.  The complaint alleges that the Company and certain of its current and former executive officers violated Section 10(b) and Section 20(a) of the Exchange Act by issuing allegedly false or misleading statements concerning the Company.  The plaintiffs seek unspecified compensatory damages.  We intend to vigorously defend these claims.
Registration Statement relating to Resale of Common Stock Issuable Upon Exercise of Lender Warrants
The Company filed a Registration Statement on Form S-1 to register the resale of the shares of common stock issued upon exercise of certain of the Lender Warrants on October 14, 2014.
The Company filed a Registration Statement on Form S-1 on October 29, 2014, which has not yet been declared effective to register the resale of shares of common stock held by investment funds affiliated with Monomoy Capital Management, LLC and Clinton Magnolia Master Fund, Ltd. and certain individuals who are party to a registration rights agreement entered into in connection with the Business Combination, including certain current and former members of management. The Company filed a Registration Statement on Form S-1 on October 29, 2014, which has not yet been declared effective, to register the issuance of shares of common stock upon exercise of the Company’s warrants with an exercise price of $6.00 per half share of common stock.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Form 10-Q and our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. See Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2014 and June 30, 2014, for additional information regarding risk factors that may impact our estimates.”
Company Overview
We are a leading marketer of tabletop and food preparation products for the consumer, foodservice, and specialty markets. We operate our business in four segments: consumer, foodservice, specialty, and international. International includes all countries in which we operate other than the U.S. and Canada.
We offer a comprehensive line of tabletop and food preparation products, such as bakeware, beverageware, serveware, storageware, flatware, dinnerware, crystal, banquetware, and hollowware; premium spirit bottles; cookware; gadgets; candle and floral glass containers; and other kitchen products. We market our products globally under the Anchor Hocking®, Anchor®, Anchor Home®, FireKing®, ONEIDA®, Buffalo China®, Delco® and Sant’ Andrea® brands. Our customers range from Fortune 500 companies to medium and small-sized companies in the consumer, foodservice, business-to-business, and e-commerce channels. We own and operate two glass manufacturing plants in the U.S., in Lancaster, Ohio, and Monaca, Pennsylvania. We source a variety of tableware products from third parties, primarily in Asia and Europe.
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
Special Note Regarding Smaller Reporting Company Status
We are considered a “smaller reporting company” under applicable regulations of the SEC and are therefore eligible for relief from certain disclosure requirements. In accordance with such provisions, we have elected to provide our audited consolidated statements of operations and comprehensive income (loss), cash flows and changes in stockholders’ equity for two, rather than three, years. As a result, we provided a discussion of changes in results of operations and cash flows for two, rather than three, years in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.
Recent Events and Outlook
Operational Outlook
During the second quarter of 2014, we made the decision to shut down production for a period of time at our two U.S. manufacturing facilities to preserve cash and reduce inventory. The Company’s results of operations continued to be impacted during the third quarter of 2014 by the plant shutdown, which began in May 2014 and extended through mid-July 2014. Since certain of our manufacturing costs and a significant portion of our selling, general and administrative expenses are fixed, lower production levels experienced during the shutdown had a negative impact on gross margins and cash flows. Lower overhead absorption increased our cost of sales by approximately $2.7 million and $18.0 million for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods. See “Results of Operations--Cost of Sales” below. In addition, as a result of the factory shut down, total net inventory from continuing operations decreased $22.9 million and $44.3 million from the levels at March 31, 2014 and September 30, 2013, respectively.
Due to the uncertainty brought about by the extended lender negotiations and the plant shut down, we suffered some customer order losses and missed some opportunities for seasonal promotional sales, contributing to the decrease in net revenue for the three and nine months ended 2014 of 19.6% and 11.8%, respectively, as compared to the prior year periods. Going into the fall holiday season, our inventory is below historic levels and our order fulfillment levels have remained below historic levels into the fourth quarter and we are currently working to return our inventory and service levels to more normalized levels. As a result, there may be additional customer order losses in the fourth quarter and we are actively pursuing opportunities to reclaim or replace lost sales orders.
Our current key operational initiatives include (i) improving our customer service levels and restoring customer confidence, (ii) improving product margins, (iii) realigning manufacturing capacity with demand, and (iv) reducing our cost structure. The Company has recently implemented initiatives including workforce, salary and benefit reductions, reduction in facility expenses, improved vendor payment terms and elimination of negative margin business.
Dispositions
On August 21, 2014, we sold the share capital of our Oneida International Limited (“Oneida International”) business to HUK 54 Limited, a subsidiary of Hilco Capital Limited (the “Buyer”), for consideration of an aggregate of £3.7 million consisting of indebtedness repaid by Buyer at closing, including amounts due to the Company and the repayment of Oneida International’s revolving credit facility. The sale did not include the right to license the ONEIDA®, Anchor Hocking® or Sant’ Andrea® brands, which are retained by the Company, subject to a four month exclusive European and Middle East license agreement expiring on December 31, 2014. We have accounted for the results of operations of our U.K. business as discontinued operations. See Note 5 - Discontinued Operations for additional information.
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
Factors that Impact Operating Results
Macroeconomic and Seasonal Factors Impacting Revenue
Our operations and financial performance are directly impacted by changes in the retail and foodservice industries, which in turn are impacted by changes in the global economy. The retail and foodservice industries are directly affected by a variety of general economic factors, particularly those affecting disposable income. At the same time, our cost of goods sold is subject to raw material and energy price movements. An economic downturn may significantly lower consumer discretionary spending, which may in turn lower the demand for our products, particularly in our consumer segment. Additionally, general inflationary pressures or other factors affecting our raw material and energy costs may impact our operating margins.
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
Demand for our products is also impacted by seasonality, primarily in the consumer segment. Consumer seasonality is driven primarily by baking and dining product lines sold during the autumn as customers prepare for heavy consumer sales coinciding with the holidays. Second half consumer sales typically account for 60% of the full year sales (with approximately a third of total year sales occurring in the fourth quarter). Historically, we have increased inventory levels during the summer months in preparation for the late third and fourth quarter consumer sales. However, as discussed above, as part of our efforts to realign manufacturing capacity with demand, we temporarily shut down operations for a portion of the second and third quarter of 2014 and, as a result, our inventory and order fulfillment levels are currently below historical levels such that we do not anticipate second half and fourth quarter consumer sales to be in line with historic levels.

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
Results of Operations
The table below sets forth our results of operations for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	%	2013	%	2014	%	2013	%
Total revenues	$81,167	100.0%	$100,914	100.0%	$257,845	100.0%	$292,304	100.0%
Cost of sales	69,542	85.7	81,697	81.0	224,535	87.1	222,129	76.0
Gross margin	11,625	14.3	19,217	19.0	33,310	12.9	70,175	24.0
Operating expenses:
Selling, distribution and administrative expenses	21,143	26.0	16,138	16.0	65,863	25.5	50,165	17.2
Restructuring expense	99	0.1	197	0.2	290	0.1	77	—
(Gain) loss on disposal of assets	—	—	(1)	—	213	0.1	3	—
Long-lived asset impairment	85	0.1	—	—	2,316	0.9	—	—
Goodwill, intangible asset impairment	—	—	—	—	3,216	1.2	—	—
Total operating expenses	21,327	26.2	16,334	16.2	71,898	27.8	50,245	17.2
Operating (loss) income from continuing operations	(9,702)	(12.0)	2,883	2.9	(38,588)	(15.0)	19,930	6.8
Other (income) expense, net	(46)	(0.1)	(89)	(0.1)	(327)	(0.1)	18	—
Loss on extinguishment of debt	22,195	27.3	—	—	22,195	8.6	7,834	2.7
Interest expense	6,495	8.0	5,471	5.4	17,234	6.7	14,368	4.9
Loss from continuing operations before income taxes	(38,346)	(47.2)	(2,499)	(2.4)	(77,690)	(30.2)	(2,290)	(0.8)
Income tax expense (benefit)	199	0.2	(660)	(0.7)	19,972	7.7	(420)	(0.1)
Net loss from continuing operations	(38,545)	(47.4)	(1,839)	(1.7)	(97,662)	(37.9)	(1,870)	(0.7)
Net (loss) income from discontinued operations	(10,872)	(13.4)	733	0.7	(17,048)	(6.6)	(1,239)	(0.4)
Net loss	(49,417)	(60.8)	(1,106)	(1.0)	(114,710)	(44.5)	(3,109)	(1.1)
Less: Non-controlling interest in subsidiary’s loss	(48)	(0.1)	—	—	(104)	—	—	—
Net loss attributable to the company	(49,369)	(60.7)	(1,106)	(1.0)	(114,606)	(44.5)	(3,109)	(1.1)
Less: Preferred stock dividend	539	0.7	—	—	539	0.2	—	—
Net loss attributable to common stockholders	$(49,908)	(61.4)%	$(1,106)	(1.0)%	$(115,145)	(44.7)%	$(3,109)	(1.1)%
EBITDA from continuing operations (1)	$(26,927)	(33.2)%	$6,955	6.9%	$(46,496)	(18.0)%	$23,841	8.2%
Adjusted EBITDA from continuing operations (1)	$(587)	(0.7)%	$7,847	7.8%	$(5,162)	(2.0)%	$34,428	11.8%

(1)
For a reconciliation from our net loss attributable to the company to EBITDA from continuing operations and Adjusted EBITDA from continuing operations, see “- Reconciliation of Non-GAAP Financial Measures to GAAP Measures” following the discussion of our results of operations.

Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013
Total Revenues. Net sales by segment, as a percentage of total revenues, and net sales change in dollars and percentage, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013 were as follows:

	Three Months Ended September 30,
	2014	%	2013	%	Change	%
Net Sales
Consumer	$28,869	35.5%	$39,549	39.3%	$(10,680)	(27.0)%
Foodservice	26,672	32.9	30,696	30.4	(4,024)	(13.1)
Specialty	20,115	24.8	25,337	25.1	(5,222)	(20.6)
International	3,880	4.8	3,668	3.6	212	5.8
Total segment net sales	79,536	98.0	99,250	98.4	(19,714)	(19.9)
License fees	1,631	2.0	1,664	1.6	(33)	(2.0)
Total revenues	$81,167	100.0%	$100,914	100.0%	$(19,747)	(19.6)%
Total revenue decreased $19.7 million, or 19.6% to $81.2 million for the three months ended September 30, 2014. The decrease in total revenue was driven by decreases in net sales in our consumer, foodservice and specialty segments. Within our consumer, foodservice and specialty segments, our customer orders were negatively impacted by our facility shut down, lower order fulfillment rates and customer uncertainty surrounding the company, resulting from our lender negotiations and liquidity concerns. Within our business segments, revenues for the quarter as compared to the prior year period were as follows:

•
Consumer - Consumer segment revenues decreased $10.7 million, or 27.0% to $28.9 million for the three months ended September 30, 2014. The change in net sales was primarily driven by lower seasonal promotional activity in our Retail channel, due to lower product inventory quantities after the extended facility shut down, our decision to move away from lower margin business in our Department and Specialty store channels and customer uncertainty surrounding the company.

•
Foodservice - Foodservice segment revenues decreased $4.0 million, or 13.1% to $26.7 million for the three months ended September 30, 2014. The change in net sales was primarily driven by a decrease in sales to our distribution and chain restaurant customers resulting from lower order fulfillment rates and customer uncertainty surrounding the company.

•
Specialty - Specialty segment revenues decreased $5.2 million, or 20.6% to $20.1 million for the three months ended September 30, 2014. Revenue decline in all product categories, principally Candle/Floral and Spirit Bottle, resulting from lower customer orders which were negatively impacted by our facility shut down and customer uncertainty surrounding the company.

•	International - International segment revenues increased $0.2 million, or 5.8% to $3.9 million for the three months ended September 30, 2014. The increase was driven by higher U.S. export sales.
License fees decreased 2.0%, to $1.6 million for the three months ended September 30, 2014.
Cost of Sales. Cost of sales decreased $12.2 million, or 14.9%, to $69.5 million for the three months ended September 30, 2014. The change is primarily due to lower material, labor and factory overhead costs associated with the volume decline, partially offset by $2.7 million of lower overhead absorption resulting from substantially lower production levels as a result of the facility shut down, and to a lesser degree, higher excess and obsolete inventory write-downs.
Gross Margin. Gross margin as percentage of total revenue was 14.3% for the three months ended September 30, 2014, as compared to 19.0% for the three months ended September 30, 2013. The change in gross margin rate was primarily due to lower overhead absorption resulting from substantially lower production levels as a result of our decision to temporarily close our two U.S. manufacturing facilities, higher factory costs and higher excess and obsolete inventory write-downs.
Segment Contribution. Segment contribution is defined as segment income before taxes and before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, other income (expense), and interest income. Segment contributions for the prior year have been adjusted to reflect our updated standard costs for comparability purposes. See Note 17 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a reconciliation of total segment contribution to (loss) income before taxes. Segment contribution by segment, as a percentage of segment net sales, and segment contribution change in dollars and percentage, for the period ended September 30, 2014, compared to the period ended September 30, 2013, were as follows:

	Three Months Ended September 30,
	2014	%	2013	%	Change	%
Consumer	$6,065	21.0%	$6,494	16.4%	$(429)	(6.6)%
Foodservice	6,049	22.7%	7,282	23.7%	(1,233)	(16.9)%
Specialty	4,174	20.8%	4,043	16.0%	131	3.2%
International	312	8.0%	(34)	(0.9)%	346	(1,017.6)%
Segment Contribution	$16,600		$17,785		$(1,185)	(6.7)%

•
Consumer - The consumer segment contribution as a percentage of segment sales was 21.0% for the three months ended September 30, 2014, as compared to 16.4% for the three months ended September 30, 2013. The change in contribution margin rate in the comparative years is due to higher pricing and our decision to exit lower margin business.

•
Foodservice - The foodservice segment contribution as a percentage of segment sales decreased from 23.7% for the three months ended September 30, 2013 to 22.7% for the three months ended September 30, 2014. The change in contribution margin rate was primarily due to lower volumes to higher margin distribution customers as a result of lower order fulfillment rates, higher volume rebates and additional expedited freight costs.

•
Specialty - The specialty segment contribution as a percentage of segment sales increased from 16.0% for the three months ended September 30, 2013, to 20.8% for the three months ended September 30, 2014. The change in contribution margin rate was primarily due to improved margins in Candle/Floral business and favorable product mix in our spirit bottle and specialty storage business.

•
International - The international segment contribution as a percentage of segment sales increased from a loss of 0.9% for the three months ended September 30, 2013, to 8.0% for the three months ended September 30, 2014. The change in contribution margin rate was primarily due to improved product mix in our Mexico operations.

Total Operating Expenses. Total operating expenses increased $5.0 million to $21.3 million for the three months ended September 30, 2014. Total operating expenses as a percentage of total revenues increased 10.0% from 16.2% for the three months ended September 30, 2013, to 26.2% for the three months ended September 30, 2014. The changes in operating expenses were primarily due to the following:

•
Selling, Distribution, and Administrative Expenses. Selling, distribution, and administrative expenses increased $5.0 million, or 31.0%, to $21.1 million for the three months ended September 30, 2014. The increase was primarily the result of $4.0 million of legal and consulting fees relating to the development of cost savings and restructuring initiatives.

•
Restructuring Expense. For the period ended September 30, 2014, restructuring expenses included $0.1 million of employee related costs associated with the closing our regional office in Oneida, New York, and a smaller satellite office in Melville, New York, as part of our ongoing integration of the Oneida business. For the period ended September 30, 2013, restructuring expenses included $0.2 million of employee related costs associated with closing our Canadian offices and warehouse.

•
Long-lived asset impairment. We recognized an impairment charge of $0.1 million for the period ended September 30, 2014, relating to the write-down of manufacturing equipment no longer in use. We did not record impairment charges for the period ended September 30, 2013.

Other Income. Other income was $0.1 million for the three months ended September 30, 2013, as compared to other income of $0.0 million for the three months ended September 30, 2014. For the three months ended September 30, 2014, other income included the amortization of deferred revenue related to Anchor Hocking’s sale-leaseback of $0.3 million, and the net impact of foreign exchange losses. For the three months ended September 30, 2013, other income included the amortization of deferred revenue related to Anchor Hocking’s sale-leaseback of $0.3 million, which was partially offset by foreign exchange losses.
Loss on Extinguishment of Debt. As described in Note 10 to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, as a result of the material modifications to the terms of our Term Loan, we accounted for the Term Loan Amendment as an extinguishment of debt. We treated the Term Loan Amendment and the investment by the Monomoy Funds as part of a single transaction because the transactions were completed in conjunction with each other.

We expensed $7.2 million of previously capitalized deferred financing fees, $1.2 million in fees paid to Monomoy Funds and $13.8 million relating to the issuance of the Sponsor and Lender Warrants for the three months ended September 30, 2014.
Interest Expense. Interest expense increased $1.0 million to $6.5 million for the three months ended September 30, 2014. The increase in interest expense is attributable to higher average interest rates resulting from the Term Loan Amendment, which included an increase in the applicable interest rate margin of 2.00% for both Eurodollar Rate and Base Rate borrowings, of which 0.25% is payable in cash on a monthly basis and 1.75% is payable in kind on a quarterly basis.
Income Tax Expense (Benefit). Income tax benefit decreased $0.9 million to an income tax expense of $0.2 million for the three months ended September 30, 2014. We did not recognize a tax benefit from consolidated pre-tax losses generated for the three months ended September 30, 2014, since we have determined that the resulting deferred tax assets should not receive any benefit and a full tax valuation allowance should be recorded for the quarter. In light of our higher than expected losses in the current quarter and expected losses going forward, we will continue to recognize a full valuation allowance until substantial positive evidence supports its reversal.
Net Loss from Continuing Operations. Net loss from continuing operations increased $36.7 million to a net loss of $38.5 million for the three months ended September 30, 2014, primarily as a result of the factors discussed above.
Net Loss (Income) from Discontinued Operations. Discontinued operations represents our U.K. business, which was sold in August 2014. Net loss from discontinued operations was $10.9 million for the three months ended September 30, 2014 Net income from discontinued operations was $0.7 million for the three months ended 2013.
Net Loss Attributable to the Company. Net loss increased $48.3 million to a net loss of $49.4 million for the three months ended September 30, 2014, primarily as a result of the factors discussed above.
Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders increased $48.8 million to $49.9 million for the three months ended September 30, 2014, primarily as a result of the factors discussed above. Net loss attributable to common stockholders excludes a loss of approximately $48.0 thousand for the three months ended September 30, 2014, representing the non-controlling interest of our joint venture in Brazil. Net loss attributable to common stockholders is reduced by approximately $0.5 million for the three months ended September 30, 2014, due to the adjustment to the Liquidation Preference carrying amount for the cumulative dividend on the Preferred Shares.
EBITDA from Continuing Operations. EBITDA decreased $33.9 million to a loss of $26.9 million for the three months ended September 30, 2014. The decrease in EBITDA was primarily due to lower overhead absorption resulting from substantially lower production levels, the margin impact on the decrease in revenues, higher factory costs and inventory write-downs, and higher operating expenses resulting from consulting and restructuring activities as discussed above. As a percentage of total revenue, EBITDA decreased from 6.9% for the three months ended September 30, 2013, to 33.2% for the three months ended September 30, 2014.
Adjusted EBITDA from Continuing Operations. Adjusted EBITDA decreased $8.4 million to a loss of $0.6 million for the three months ended September 30, 2014. As a percentage of total revenue, Adjusted EBITDA was 0.7% and 7.8% for the three months ended September 30, 2014 and 2013, respectively.
Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013
Total Revenues. Net sales by segment, as a percentage of total revenues, and net sales change in dollars and percentage, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013 were as follows:

	Nine Months Ended September 30,
	2014	%	2013	%	Change	%
Net Sales
Consumer	$89,309	34.6%	$104,616	35.7%	$(15,307)	(14.6)%
Foodservice	81,384	31.6	95,774	32.8	(14,390)	(15.0)
Specialty	71,761	27.8	74,163	25.4	(2,402)	(3.2)
International	10,549	4.1	12,865	4.4	(2,316)	(18.0)
Total segment net sales	253,003	98.1	287,418	98.3	(34,415)	(12.0)
License fees	4,842	1.9	4,886	1.7	(44)	(0.9)
Total revenues	$257,845	100.0%	$292,304	100.0%	$(34,459)	(11.8)%
Total revenue decreased $34.5 million, or 11.8% to $257.8 million for the nine months ended September 30, 2014. The decrease in total revenue was driven by decreases in net sales in all of our segments. Within our consumer, foodservice and specialty segments, our customer orders were negatively impacted by our facility shut down, lower order fulfillment rates and customer uncertainty surrounding the company, resulting from our lender negotiations and liquidity concerns. Within our business segments, revenues for 2014 as compared to 2013 were as follows:

•
Consumer - Consumer segment revenues decreased $15.3 million, or 14.6% to $89.3 million for the nine months ended September 30, 2014. The change in net sales was primarily driven by lower seasonal promotional activity in our Retail channel, due to lower product inventory quantities after the extended facility shut down, our decision to move away from lower margin business in our Department and Specialty store channels and customer uncertainty surrounding the company.

•
Foodservice - Foodservice segment revenues decreased $14.4 million, or 15.0% to $81.4 million for the nine months ended September 30, 2014. The change in net sales was primarily driven by a decrease in sales to our distribution and chain restaurant customers resulting from lower order fulfillment rates, customer uncertainty about the state of the business and the effect of adverse weather conditions in the south and along the east coast on store and restaurant traffic in the first quarter.

•
Specialty - Specialty segment revenues decreased $2.4 million, or 3.2% to $71.8 million for the nine months ended September 30, 2014, primarily due to lower sales in our Direct Sell and Spirit Bottle channels, which was partially offset by higher specialty storage products. In addition, customer orders were negatively impacted by our facility shut down and customer uncertainty surrounding the company.

•
International - International segment revenues decreased $2.3 million, or 18.0%, to $10.5 million for the nine months ended September 30, 2014. The decrease was driven by lower U.S. export sales which was impacted by our facility shut down.

License fees decreased $44 thousand, or 0.9% to $4.8 million for the nine months ended September 30, 2014.
Cost of Sales. Cost of sales increased $2.4 million, or 1.1% to $224.5 million for the nine months ended September 30, 2014. The increase is primarily due to $18.0 million of lower overhead absorption resulting from substantially lower production levels as a result of our decision to temporarily close our two U.S. manufacturing facilities, and to a lesser degree, higher utility costs resulting from the colder than normal winter, higher freight and packaging costs, higher excess and obsolete inventory write-downs, and higher employee benefit costs.
Gross Margin. Gross margin as percentage of total revenue was 12.9% for the nine months ended September 30, 2014, as compared to 24.0% for the nine months ended September 30, 2013. The change in gross margin rate was primarily due to lower overhead absorption resulting from substantially lower production levels as a result of our decision to temporarily close our two U.S. manufacturing facilities, higher factory costs, and the mix of sales by segment for the year.
Segment Contribution. Segment contribution is defined as segment income before taxes and before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, other income (expense), and interest income. Segment contributions for the prior year have been adjusted to reflect our updated standard costs for comparability purposes. See Note 17 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a reconciliation of total segment contribution to (loss) income before taxes. Segment contribution by segment, as a percentage of segment net sales, and segment contribution change in dollars and percentage, for the period ended September 30, 2014, compared to the period ended September 30, 2013, were as follows:

	Nine Months Ended September 30,
	2014	%	2013	%	Change	%
Consumer	$15,424	17.3%	$17,487	16.7%	$(2,063)	(11.8)%
Foodservice	18,843	23.2%	24,115	25.2%	(5,272)	(21.9)%
Specialty	12,915	18.0%	11,464	15.5%	1,451	12.7%
International	160	1.5%	517	4.0%	(357)	(69.1)%
Segment Contribution	$47,342		$53,583		$(6,241)	(11.6)%

•
Consumer - The consumer segment contribution as a percentage of segment sales was 17.3% for the nine months ended September 30, 2014, as compared to 16.7% for the nine months ended September 30, 2013. The change in contribution margin rate in the comparative years was due to higher pricing and a higher proportion of our net sales occurring in bakeware and storage products than beverageware, which typically generate a higher margin rate.

•
Foodservice - The foodservice segment contribution as a percentage of segment sales was 23.2% for the nine months ended September 30, 2014, as compared to 25.2% for the nine months ended September 30, 2013. The change in contribution margin rate was primarily due to lower volumes to higher margin distribution customers as a result of lower order fulfillment rates and a shift in product mix with lower flatware and dinnerware sales.

•
Specialty - The specialty segment contribution as a percentage of segment sales increased from 15.5% for the nine months ended September 30, 2013, to 18.0% for the nine months ended September 30, 2014. The change in contribution margin rate was primarily due to improved margins in Candle/Floral and favorable mix in our specialty storage and spirit bottle business, which was partially offset by lower Direct Sell volume.

•
International - The international segment contribution decreased from 4.0% for the nine months ended September 30, 2013, to 1.5% for the nine months ended September 30, 2014. The change in contribution margin rate was primarily due to higher selling related expenses.

Total Operating Expenses. Total operating expenses increased $21.7 million to $71.9 million for the nine months ended September 30, 2014. Total operating expenses as a percentage of total revenues increased 10.6% from 17.2% or the nine months ended September 30, 2013, to 27.8% for the nine months ended September 30, 2014. The changes in operating expenses were primarily due to the following:

•
Selling, Distribution, and Administrative Expenses. Selling, distribution, and administrative expenses increased $15.7 million, or 31.3% to $65.9 million for the nine months ended September 30, 2014. The increase was primarily the result of $2.0 million of employee separation expenses related to organizational changes, and $11.3 million of legal and consulting fees relating to the development of cost savings and restructuring initiatives.

•
Restructuring Expense. For the period ended September 30, 2014, restructuring expenses included $0.3 million of employee related costs associated with the closing our regional office in Oneida, New York, and a smaller satellite office in Melville, New York, as part of our ongoing integration of the Oneida business. For the period ended September 30, 2013, restructuring expenses included $0.2 million of employee related costs associated with closing our Canadian offices and warehouse, which was partially offset by a change in estimate of $0.2 million for unused space in our Savannah, Georgia distribution center.

•	Loss (gain) on disposal of assets. For the period ended September 30, 2014, we recorded a loss of $0.2 million related the sale of Oneida owned land.

•
Long-lived asset impairment. We recognized an impairment charge of $2.3 million for the period ended September 30, 2014, relating to write-down of our Oneida, New York, office building and the write-down of manufacturing equipment no longer in use. We did not record an impairment charge for the period ended September 30, 2013.

•
Goodwill, intangible asset impairment. We recognized an impairment charge of $3.2 million for the period ended September 30, 2014, relating to write-down of certain goodwill and intangible tradename and tradename licenses. See Note 8 - Goodwill, Intangibles, and Other Long-lived Assets to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for additional information. We did not record an impairment charge for the period ended September 30, 2013.
Other (Income) Expense. Other expense was $0.0 million for the nine months ended September 30, 2013, as compared to other income of $0.3 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2014, other income included the amortization of deferred revenue related to Anchor Hocking’s sale-leaseback of $0.9 million, and the net impact of foreign exchange losses. For the nine months ended September 30, 2013, other expense included the amortization of deferred revenue related to Anchor Hocking’s sale-leaseback of $0.9 million, which was offset by the net impact of foreign exchange losses.
Loss on Extinguishment of Debt. As described in Note 10 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q, as a result of the material modifications to the terms of our Term Loan, we accounted for the Term Loan Amendment as an extinguishment of debt. We treated the Term Loan Amendment and the investment by the Monomoy Funds as part of a single transaction because the transactions were completed in conjunction with each other. We expensed $7.2 million of previously capitalized deferred financing fees, $1.2 million in fees paid to the Monomoy Funds and $13.8 million relating to the issuance of the Sponsor and Lender Warrants for the nine months ended September 30, 2014. In the nine months ended September 30, 2013, we recorded the write-down of deferred financing fees of $6.5 million and $1.3 million in prepayment premium in connection with our May 2013 debt refinancing.
Interest Expense. Interest expense increased $2.9 million to $17.2 million for the nine months ended September 30, 2014. The increase in interest expense is attributable to higher average outstanding debt balances and higher average interest rates resulting from the Term Loan Agreement, which included an increase in the applicable interest rate margin of 2.00% for both Eurodollar Rate and Base Rate borrowings, of which 0.25% is payable in cash on a monthly basis and 1.75% is payable in kind on a quarterly basis.
Income Tax Expense (Benefit). Income tax expense increased $20.4 million to $20.0 million for the nine months ended September 30, 2014. We did not recognize a tax benefit from consolidated pre-tax losses generated for the nine months ended September 30, 2014, since we have determined that the resulting deferred tax assets should not receive any benefit and a full tax valuation allowance should be recorded for the quarter. After taking into account the pre-tax loss incurred during the three months ended March 31, 2014, we determined that a full valuation allowance should be recorded against the entire net deferred tax asset that was recognized at December 31, 2013. Negative evidence in the form of a recent history of losses resulted in the determination that the realized net deferred tax asset of $20.7 million at March 31, 2014, should be fully reserved. In considering the need for the additional valuation allowance, we ignored netting a deferred tax liability of $8.9 million associated with indefinite long-lived intangibles because these liabilities cannot be used to offset our net deferred tax asset when determining the amount of valuation allowance required. In light of our higher than expected losses in the current quarter and expected losses going forward, we will continue to recognize a full valuation allowance until substantial positive evidence supports its reversal.
Net Loss from Continuing Operations. Net loss from continuing operations increased $95.8 million to a net loss of $97.7 million for the nine months ended September 30, 2014, primarily as a result of the factors discussed above.
Net Loss from Discontinued Operations. Discontinued operations represents our UK business, which was sold in August 2014. Net loss from discontinued operations was $17.0 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.
Net Loss Attributable to the Company. Net loss increased $111.5 million to a net loss of $114.6 million for the nine months ended September 30, 2014, primarily as a result of the factors discussed above.
Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders increased $112.0 million to $115.1 million for the nine months ended September 30, 2014, primarily as a result of the factors discussed above. Net loss attributable to common stockholders excludes a loss of approximately $0.1 million for the nine months ended September 30, 2014, representing the non-controlling interest of our joint venture in Brazil. Net loss attributable to common stockholders is reduced by approximately $0.5 million for the nine months ended September 30, 2014, due to the adjustment to the Liquidation Preference carrying amount for the cumulative dividend on the Preferred Shares.
EBITDA from Continuing Operations. EBITDA decreased $70.3 million, to a loss of $46.5 million for the nine months ended September 30, 2014. The decrease in EBITDA was primarily due to lower overhead absorption resulting from substantially lower production levels, higher factory costs, the mix of sales by segment for the year, and higher operating expenses resulting from employee separation expenses and consulting and restructuring activities as discussed above. As a percentage of total revenue, EBITDA decreased from 8.2% for the nine months ended September 30, 2013, to (18.0%) for the nine months ended September 30,

2014.
Adjusted EBITDA from Continuing Operations. Adjusted EBITDA decreased $39.6 million to a loss of $5.2 million for the nine months ended September 30, 2014. As a percentage of total revenue, Adjusted EBITDA was (2.0%) and 11.8% for the nine months ended September 30, 2014 and 2013, respectively.
Reconciliation of Non-GAAP Financial Measures to GAAP Measures
EBITDA from continuing operations is defined as net income (loss) attributable to the company before loss (income) on discontinued operations, interest, income taxes, and depreciation and amortization. Adjusted EBITDA from continuing operations is defined as EBITDA from continuing operations plus:

•	certain restructuring expenses including severance and termination-related payments;

•	certain acquisition/merger-related transaction fees;

•	loss on extinguishment of debt;

•	certain other adjustments for asset impairments and other items that management believes are not representative of our core operating performance.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to the company	$(49,369)	$(1,106)	$(114,606)	$(3,109)
Net loss (income) from discontinued operations	10,872	(733)	17,048	1,239
Interest expense	6,495	5,471	17,234	14,368
Income tax (benefit) expense	199	(660)	19,972	(420)
Depreciation and amortization	4,876	3,983	13,856	11,763
EBITDA from continuing operations	(26,927)	6,955	(46,496)	23,841
Restructuring charges/severance & termination payments (a)	4,060	551	13,430	1,180
Acquisition/merger-related transaction fees (b)	—	341	177	1,573
Loss on extinguishment of debt (c)	22,195	—	22,195	7,834
Long-lived and intangible asset impairments (d)	85	—	5,532	—
Adjusted EBITDA from continuing operations	$(587)	$7,847	$(5,162)	$34,428

(a)
Includes restructuring expenses and various professional, consulting and business advisory services in connection with the identification and implementation of synergies and cost improvements. For the three and nine months ended September 30, 2014, adjustments consisted of (i) ($0.1) million and $2.5 million of severance and termination-related payments, (ii) $0.1 million and $0.4 million of restructuring costs related to the closure of our regional office in Oneida, New York, and a smaller satellite office in Melville, New York, and (iii) $4.1 million and $10.5 million in professional, consulting and business advisory services in connection with the development of cost savings and restructuring initiatives, respectively. For the three and nine months ended September 30, 2013, adjustments consisted of (i) $0.3 million and $1.0 million of severance and termination-related payments, (ii) $0.2 million and $0.0 million of restructuring costs related to the closing of our Canadian offices and warehouse, and a change in estimate for unused space in our Savannah, Georgia distribution center, and (iii) $0.1 million and $0.2 million in professional, consulting and business advisory services in connection with the development of cost savings and restructuring initiatives related to our business combination.

(b)	Represents fees, costs, and expenses incurred in connection with permitted acquisitions or potential permitted acquisitions.

(c)
Represents write-off of previously capitalized deferred financing fees and the expense in connection with the issuance of Sponsor and Lender Warrants. For the three and nine months ended September 30, 2014, adjustments consisted of (i) $7.2 million of previously capitalized deferred financing fees, (ii) $1.2 million in fees paid to the Monomoy Funds, and (iii) expense of $13.8 million relating to the issuance of the Sponsor and Lender Warrants. In the nine months ended September 30, 2013, we recorded the write-down of deferred financing fees of $6.5 million and $1.3 million in prepayment premium in connection with our May 2013 debt refinancing.

(d)
Represents asset impairments. During the three months ended September 30, 2014 we recorded $0.1 million impairment relating of manufacturing equipment no longer in use. During the nine months ended September 30, 2014, we recorded impairments consisting of (i) $0.6 million in long-lived asset impairment relating to the write-down of manufacturing equipment no longer in use, (ii) $1.7 million impairment relating to the write-down of our Oneida, New York, office building, and (iii) $3.2 million relating to write-down of certain goodwill and intangible tradename and tradename licenses.

Liquidity and Capital Resources
Historically, our primary sources of liquidity were cash flows from operations and borrowing availability under our ABL Facility (as defined below). Currently, because we have experienced a recent history of negative cash flows from operations, our primary source of liquidity is borrowings under the ABL Facility. Our primary uses of cash are working capital requirements, capital expenditures, and debt service requirements. At September 30, 2014, we had cash of approximately $4.6 million and approximately $14.0 million of unused availability remaining under our ABL Facility.
At September 30, 2014, we had outstanding ABL Facility borrowings of approximately $28.0 million subject to variable interest rates and outstanding letters of credit issued under the facility of approximately $10.5 million. As of September 30, 2014, our ABL Facility had a maximum commitment from our lenders of $55.0 million (including a $5.0 million increase we obtained on October 28, 2013). On July 30, 2014, the Borrowers and Universal entered into Amendment No. 6 to Second Amended and Restated Loan and Security Agreement (the “ABL Amendment No. 6”), which amended the ABL Facility to increase the maximum revolver amount available thereunder from $55.0 million to $60.0 million, with availability subject to borrowing base limitations. We may request an increase in the commitments under our ABL Facility of up to an additional $15.0 million in the aggregate, at the discretion of our lenders and subject to borrowing base limitations under the ABL Facility, which would provide additional liquidity if obtained.
On July 30, 2014, we received a new equity investment of $20.0 million through the issuance of Preferred Stock (the “Sponsor Preferred”) and warrants to purchase shares of our common stock (the “Sponsor Warrants”) to the Monomoy Funds. We used approximately $5.1 million of the proceeds of the new equity investment to pay fees and expenses in connection with the new equity investment and concurrent credit agreement amendments. We used the remaining $14.9 million of the proceeds to repay borrowings on our ABL Facility and intend to fund future working capital needs, including past due vendor payments through borrowings on our ABL Facility. Concurrently with the new equity investment, we entered into a Waiver and Amendment No. 1 to Term Loan Agreement (the “Term Loan Amendment”), which provided for, among other things, a waiver of the events of default that occurred as a result of the failure to comply with the consolidated leverage ratio and interest coverage ratio covenants for the fiscal quarter ended March 31, 2014 and certain amendments to the Term Loan Agreement. As a result of the Term Loan Amendment, we will not be required to comply with consolidated leverage ratio and the consolidated interest coverage ratio covenants until September 30, 2015. See “-Covenant Compliance.” We do not currently anticipate paying dividends.
Concurrently with the new equity investment, we entered into an amendment the ABL agreement to increase the maximum revolver amount available thereunder from $55.0 million to $60.0 million, which is subject to borrowing base limitations and compliance with a fixed charge coverage ratio financial covenant if adjusted availability under the ABL Facility is below a specified amount. If adjusted availability (plus certain qualified cash) under the ABL Facility is below 12.5% of the maximum amount at such time, we would be required to comply with a minimum fixed charge coverage ratio of 1.0:1.0. As of September 30, 2014, we had borrowings of $28.0 million and availability of $14.0 million under the ABL Facility (which includes a reduction of $10.5 million for outstanding standby letters of credit).

Based on our operating plans and current forecast for the remainder of 2014 and for 2015, we currently anticipate that the cash we received in the new equity investment, together with cash flows from operations and borrowing capacity under our ABL Facility, will provide sufficient funds to meet our ongoing liquidity needs for the next twelve months. No assurance can be given, however, that this will be the case, because there are many factors which could affect our liquidity, including some which are beyond our control. Factors that could affect the our future liquidity to vary materially from expectations include, but are not limited to, demand for our products, loss of customers, unforeseen costs and expenses and our ability to maintain compliance with the covenants and restrictions in our Term Loan Agreement (or obtain waivers from our lender in the event of non-compliance). See “-Covenant Compliance.” If we encounter circumstances that place unforeseen constraints on our capital resources, we will be required to take even stronger measures to conserve liquidity, which may include, but are not limited to, additional plant closures and/or reduced capital expenditures. We may have to curtail business development activities and suspend the pursuit of our business plan. At some point in the future we may require additional funds for operating purposes and may seek to raise the additional funds through debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our working capital requirements or fund our debt service obligations, we could face substantial liquidity problems and may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. In the event we are not able to fund our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to improve our operations, generate positive cash flows from operating activities and expand the business will be materially adversely affected.
As of September 30, 2014, cash held by foreign subsidiaries was approximately $2.6 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.
Debt and Credit Facilities
On May 21, 2013 in connection with the Business Combination, Universal refinanced the $150.0 million term loan facility obligations (the “Old Term Loan”) of Anchor Hocking and Oneida into a new $250.0 million term loan facility (the “Term Loan”) and amended and restated the agreement that underlies our existing ABL revolving credit facility (the “ABL Facility”), which has a maximum initial commitment of $50.0 million. We may request an increase in the commitments under our ABL Facility to up to an additional $25.0 million in the aggregate, at the discretion of our lenders and subject to borrowing base limitation under the ABL Facility and compliance with a fixed charge coverage ratio financial covenant if adjusted availability under the ABL Facility is below a specified amount. We requested and were granted an increase of the maximum commitment under the ABL Facility by $5.0 million, to a total of $55.0 million, which was effective as of October 28, 2013. On July 30, 2014, we obtained a $5.0 million increase in the commitment from our lenders to $60.0 million.
The following table is a summary of our debt outstanding (in thousands):

Debt Instrument	Interest Rate	Maturity Date	September 30, 2014	December 31, 2013
Term Loan	Variable	May 21, 2020	$247,613	$248,750
ABL Facility	Variable	May 21, 2018	27,966	15,635
Note payable - PBGC	4.50%	December 31, 2015	600	900
Capitalized leases	Various Fixed		—	171
Total Long-Term Debt			276,179	265,456
Less: Current Portion			(2,800)	(2,972)
Long-Term Debt			$273,379	$262,484
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
On July 30, 2014 (the “Closing Date”), the Borrowers and Universal entered into Waiver and Amendment No. 1 to Term Loan Agreement (the “Term Loan Amendment”) governing the Term Loan, which provides for among other things, a waiver of the events of default that occurred as a result of the Borrowers’ failure to comply with the consolidated leverage ratio and interest coverage ratio covenants for the fiscal quarters ended March 31, 2014 and June 30, 2014, and amendments to the Term Loan Agreement. In connection with the Term Loan Amendment, the Borrowers paid an amendment fee of 0.5% of the Term Loan then outstanding. The Term Loan Agreement provided for an increase in the applicable interest rate margin of 2.00% for both Eurodollar Rate and Base Rate borrowings, of which 0.25% is payable in cash on a monthly basis and 1.75% is payable in kind on a quarterly basis.
As of September 30, 2014, at the Borrower’s option, borrowings under the Term Loan bore interest at a rate equal to either (i) in the case of base rate loans, a base rate equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50% and (c) the Eurodollar rate for a one-month interest period plus 1.00% (provided that the base rate will be deemed to be not less than 2.25%), plus a margin of 7.25%, or (ii) in the case of Eurodollar loans, a Eurodollar rate equal to (a) LIBOR divided by (b) one minus an applicable reserve requirement (subject to a LIBOR floor of 1.25% per annum), plus a margin of 8.25%. Principal amortization is payable in consecutive quarterly installments beginning September 30, 2013, in the amount of 0.25% of the amount of the Term Loan outstanding on the Term Loan Closing Date until maturity.
The Term Loan Amendment gives the Borrowers relief under the consolidated leverage ratio covenant and the interest coverage ratio covenants by eliminating the requirement to comply with these covenants until the quarter ending September 30, 2015, and amended the definition of consolidated adjusted EBITDA, which is used in the calculation of certain of the financial covenants. As amended, the maximum consolidated leverage ratio financial covenant requires Universal to maintain a maximum consolidated leverage ratio (as calculated in accordance with the Term Loan Agreement) as of the last day of any fiscal quarter beginning with the quarter ending September 30, 2015 as follows:

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
Pursuant to the Term Loan Amendment, the time period during which voluntary prepayments of amounts outstanding under the Term Loan are permitted was extended so that the Borrowers may make voluntary prepayments, subject to prepayment premiums of 2.0% if made on or prior to March 31, 2015 and 1.0% if made on or prior to March 31, 2016.
In addition, the Term Loan Amendment provided for the issuance to the lenders under the Term Loan of warrants (the “Lender Warrants”) to purchase an aggregate of 2,958,670 shares of the Company’s common stock with an exercise price of $0.01 per share and a term of seven years. The Lender Warrants provide for customary adjustments to account for any stock splits, recapitalizations, mergers, combinations, asset sales, stock dividends and similar events. The Company filed a Registration Statement on Form S-1 to register the resale of the shares of common stock issuable upon exercise of certain of the Lender Warrants on October 14, 2014.
Asset-Based Revolving Credit Facility
On May 21, 2013, the Borrowers entered into a second amended and restated loan and security agreement (hereinafter the “ABL Facility”) by and among the Borrowers, Universal, as a guarantor, each wholly-owned domestic subsidiary of the Borrowers party thereto, as guarantors (together with Universal, the “Guarantors”), each lender from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders. The ABL agreement provides for the ABL Facility, a five-year asset-based revolving credit facility in an initial aggregate principal amount of up to $50.0 million (as may be increased from time to time, the “maximum revolver amount”), subject to the borrowing base limitation and compliance with a fixed charge coverage ratio financial covenant if adjusted availability under the ABL Facility is below a specified amount, as described below. The facility matures on May 21, 2018. Up to an aggregate of $20.0 million will be available to the Borrowers for the issuance of letters of credit, which reduce availability under the ABL Facility.
The ABL agreement also provides for borrowings on same-day notice, referred to as “swingline loans.” Borrowing of a swingline loan will reduce availability under the ABL Facility. The Borrowers may request to increase the maximum revolver amount in increments of not less than $5.0 million not more than three times during the term of the ABL agreement, so long as the maximum size of the ABL Facility does not exceed $75.0 million. Any such increase in the maximum revolver amount will be at the discretion of the lenders and certain other eligible lenders and will be subject to the borrowing base limitation described below. On October 28, 2013, we were granted an increase of the maximum commitment under the ABL Facility by $5.0 million to a total of $55.0 million commitment. On July 30, 2014, the Borrowers and Universal entered into Amendment No. 6, which amended the ABL Facility to increase the maximum revolver amount available thereunder from $55.0 million to $60.0 million, subject to the borrowing base limitation described below. Availability under the ABL Facility is subject to an asset-based borrowing formula based on eligible accounts receivable and inventory. At September 30, 2014, we had outstanding ABL Facility borrowings of approximately $28.0 million subject to variable interest rates (average rate of 3.9%) and excess availability under the ABL Facility of $14.0 million to be drawn upon as needed (which includes a reduction of $10.5 million for outstanding standby letters of credit). The ABL Facility is guaranteed by Universal and its domestic subsidiaries. The ABL Facility is secured on a first-priority basis by certain current assets, such as accounts receivable, inventory, cash, securities, deposit accounts, and securities accounts.
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
The aggregate amount of revolving loans permitted to be made to the Borrowers under the ABL Facility may not exceed a borrowing base consisting of: (a) the lesser of (i) the maximum revolver amount, and (ii) the sum of certain eligible accounts receivable and certain eligible inventory (which eligible inventory shall not exceed 70% of the maximum revolver amount), minus (b) certain availability reserves which the administrative agent or the collateral agent deems necessary, including reserves for any amounts which either agent or any lender may be obligated to pay in the future for the account of any Borrower and, if and when availability is less than $10.0 million, reserves determined by the agents in respect of certain cash management and/or hedging obligations then outstanding. At September 30, 2014, our borrowing base was $60.0 million.
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
The ABL Facility contains, among other terms, covenants and events of default customary for similar transactions. These covenants include limitations on the following: (i) incurrence of indebtedness; (ii) liens; (iii) restricted junior payments (including dividends, redemptions, and voluntary payments on certain debt); (iv) restrictions on subsidiary distributions; (v) investments, mergers, and acquisitions; (vi) sales of assets (including subsidiary interests); (vii) transactions with affiliates and (viii) changes in control. In addition, the ABL Facility contains a springing fixed charge coverage ratio financial covenant. If adjusted availability (plus certain qualified cash) under the ABL Facility is below 12.5% of the maximum amount at such time, Universal and its subsidiaries will be required to comply with a minimum fixed charge coverage ratio of 1.0:1.0. At September 30, 2014, the fixed charge coverage ratio covenant under the ABL Facility was not operative as availability was greater than $7.5 million. Failure to satisfy any of the covenants could result in an event of default that could result in an inability to access the funds necessary to fund our operations.
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
On June 30, 2014, July 15, 2014 and July 22, 2014, the Borrowers entered into further amendments to the ABL Credit Agreement to extend the period of increased availability through July 29, 2014. On July 30, 2014, the Borrowers and Universal entered into Amendment No. 6, which amended the ABL Facility to increase the maximum revolver amount available thereunder from $55.0 million to $60.0 million.
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
Covenant Compliance
The Term Loan and ABL Facility each contain customary operating and financial conditions and covenants, including but not limited to restrictions on additional indebtedness, mergers and acquisitions, liens, investments, issuances of capital stock, and dividends. In addition, the Term Loan required that a maximum leverage ratio and minimum interest coverage ratio be maintained. The ABL Facility required that a certain minimum fixed charge coverage ratio be maintained if adjusted availability (as defined under the agreement) is below 12.5% of the Maximum Revolver Amount, or $7.5 million, at September 30, 2014. At September 30, 2014, the fixed charge coverage ratio covenant under the ABL Facility was not operative as availability was greater than $7.5 million. Failure to satisfy any of the covenants could result in an event of default that could result in an inability to access the funds necessary to fund our operations.
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
If we were unable to comply with the financial covenants in the future, and we were not able to obtain a waiver or forbearance and an amendment from our lenders or equity contributions sufficient to utilize the equity “cure” provision in the Term Loan Agreement, it would result in an uncured default under the Term Loan Agreement. If a default under the Term Loan Agreement were not cured or waived, the indebtedness under the Term Loan Agreement could be declared immediately due and payable and, upon acceleration of the outstanding indebtedness under the Term Loan, we would be in default under our ABL Facility and we would be precluded from borrowing under our ABL Facility. If we were unable to borrow under the ABL Facility, we would need to meet our capital requirements using other sources. Alternative sources of liquidity may not be available on acceptable terms if at all. Even if we were able to obtain an amendment, forbearance agreement or waiver in the future, we might be required to agree to other changes in the Term Loan Agreement, including increased interest rates or premiums, more restrictive covenants and/or pay a fee for such amendment, forbearance agreement or waiver. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
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
PBGC Promissory Note
On September 15, 2006, Oneida issued a $3.0 million promissory note to the Pension Benefit Guaranty Corporation (“PBGC”) payable in equal installments annually over 10 years. As of September 30, 2014, approximately $0.6 million was outstanding on the promissory note. Interest with respect to the promissory note is paid annually at a rate of 4.5%. The promissory note matures on December 31, 2015.
U.K. Short Term Borrowing
Prior to the sale of our U.K. subsidiary, we maintained a borrowing facility to support its working capital requirements with Burdale Financial Limited, an affiliate of our U.S. lender, Wells Fargo (the “U.K. Revolver”). The borrowers under this facility were Oneida International Limited and Oneida U.K. Limited, indirect wholly-owned subsidiaries of EveryWare Global, Inc. The U.K. Revolver had a £7.0 million maximum collateral commitment based on eligible inventory and accounts receivable at our United Kingdom subsidiary. Borrowings under the U.K. Revolver were guaranteed by the Company. On August 21, 2014, Oneida UK Limited sold the share capital of Oneida International pursuant to an Agreement (the “Share Purchase Agreement”) with HUK 54 Limited (the “Buyer”), a subsidiary of Hilco Capital Limited, for consideration of an aggregate of £3.7 million consisting of indebtedness repaid by Buyer at closing, including amounts due to the Company and the repayment of the U.K. Revolver. On the closing date, the Buyer repaid in full all outstanding amounts due and owing under the U.K. Revolver, including an early termination penalty. All of the Company’s commitments and obligations under the U.K. Revolver were terminated, including its guarantee of indebtedness thereunder.
Cash Flows
The table below sets forth our cash flow from operating, investing and financing activities in the periods presented:

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities	$(27,435)	$(30,649)
Cash flows from investing activities	(2,041)	(13,044)
Cash flows from financing activities	30,969	42,686
Effect of exchange rate changes	(116)	(281)
Total	$1,377	$(1,288)
Discussion of 2014 vs. 2013 Cash Flow
Net cash used in operating activities was approximately $27.4 million for 2014, compared to cash used in operating activities of approximately $30.6 million for 2013. For the nine months ended September 30, 2014, net cash used in operating activities was primarily due to our net operating loss, which was partially offset by a $18.0 million decrease in working capital, consisting of a decrease of $24.8 million in inventory and $9.3 million of accounts receivable and lower accounts payable of $14.8 million and the non-cash impacts relating to our loss on extinguishment of debt, loss on discontinued operations, and valuation allowance on our deferred tax expense. For the nine months ended September 30, 2013, net cash used in operating activities was primarily due to an increase of $30.0 million in working capital, including an increase of $32.0 million in inventory and $8.2 million of accounts receivable and an increase in accounts payable of $10.3 million.
Net cash used in investing activities was approximately $2.0 million for 2014, compared to net cash used of approximately $13.0 million for 2013. The net cash used in investing activities primarily reflect capital expenditures made during that period and payments for or proceeds from acquisition or disposal transactions.
Net cash provided by financing activities was approximately $31.0 million for 2014, compared to net cash provided by financing activities of approximately $42.7 million in 2013. Net cash provided by financing activities in 2014 relate to net borrowings under our ABL Facility needed to fund working capital requirements and the proceeds related to the new equity investment from certain funds affiliated with Monomoy Capital Partners. Net cash provided by financing activities in 2013 included the following activities in connection with the Business Combination: (i) borrowings of $250.0 million under our new term loan; (ii) receipt of $16.5 million from the issuance of common stock; (iii) repayment of $145.2 million of long-term debt, (iv) redemption of $46.7 million of shares of common stock; and (v) the payment of $90.0 million of cash consideration to the equityholders of Former EveryWare.
Off-balance Sheet Transactions
As of September 30, 2014, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.
We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities and for leases on equipment and facilities. These letter of credit contracts are usually extended on a year-to-year basis. As of September 30, 2014, we had outstanding letters of credit of $10.5 million. We do not believe that these letters of credit will be required to be drawn.
Critical Accounting Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis, particularly relating to allowance for doubtful accounts, inventory reserves, goodwill, intangible and long-lived assets, self-insurance reserves, employee benefit plans, income taxes, derivatives and hedging, and share-based compensation. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity that are not readily apparent from other sources. Actual results and outcomes could differ materially from these estimates and assumptions. See Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, June 30, 2014 and in this Quarterly Report, for additional information regarding risk factors that may impact our estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, describe the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no significant changes in our critical accounting estimates during the three months ended September 30, 2014.
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
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4 – Control and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1 – Legal Proceedings
From time to time, we are a party to various legal proceedings involving product liability claims, employee and labor disputes and environmental compliance. Except as described below, we are not currently a party to any legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.
Shareholder Lawsuit
On October 7, 2014, we were named as a defendant in a purported class action lawsuit in a complaint filed in the United States District Court for the Southern District of Ohio.  The complaint alleges that the Company and certain of its current and former executive officers violated Section 10(b) and Section 20(a) of the Exchange Act by issuing allegedly false or misleading statements concerning the Company.  The plaintiffs seek unspecified compensatory damages.  We intend to vigorously defend these claims.
Item 1A – Risk Factors
Except as set forth below, we have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014, and in our Form 10-Q for the quarter ended March 31, 2014 and June 30, 2014 as filed with the SEC on May 15, 2014 and August 14, 2014, respectively.
We may be subject to securities class action lawsuits that could adversely affect our business. This litigation, and potential similar or related litigation, could result in substantial damages and may divert management's time and attention from our business.
On October 7, 2014, we were named as a defendant in a series of purported class action lawsuits in complaints filed in the United States District Court for the Southern District of Ohio. The complaints allege that we and certain of our current and former executive officers violated Section 10(b) and Section 20(a) of the Exchange Act by issuing allegedly false or misleading statements concerning us. The plaintiffs seek unspecified compensatory damages.
We intend to vigorously defend these claims. Nonetheless, the lawsuits discussed above may result in costly and protracted litigation, which may require significant commitment of our financial and management resources and time. The ultimate outcome of any litigation is uncertain and could result in substantial damages. Either favorable or unfavorable outcomes could have a material negative impact on our financial condition or results of operations, due to defense costs, diversion of management resources and other factors. In addition, we may in the future be the target of securities class action lawsuits similar to those described above.
Our liquidity remains constrained and, if our results of operations were negatively impacted by unforeseen factors, or impacted to a greater degree than anticipated, we could require additional sources of liquidity in the future to fund our operations and service our indebtedness and we might not be able to maintain compliance with the covenants in our debt agreements.
We have experienced a recent history of negative cash flows from operations. Although we obtained a new equity investment on July 30, 2014 and amended our ABL Facility to provide us with an additional $5.0 million of availability, our liquidity remains constrained, in part because a portion of the new equity investment was used to pay fees and expenses in connection with the transactions, and fund past due payables owed to our vendors and other working capital needs. Based on our operating plans and current forecast, we anticipate that the cash we received in the new equity investment, together with cash flows from operations and borrowing capacity under our ABL Facility, will provide sufficient funds to meet our ongoing liquidity needs for the next 12 months. However, no assurance can be given that this will be the case, because there are many factors which could affect our liquidity, including some which are beyond our control. Factors that could affect our future liquidity include, but are not limited to, demand for our products and loss of customers. Due to the uncertainty brought about by the extended lender negotiations and the plant shut down, we suffered some customer order losses and missed some opportunities for seasonal promotional sales. There may be additional customer order losses in the fourth quarter and we are actively pursuing opportunities to reclaim or replace lost sales orders. These and other factors make it difficult to forecast result of operations.
If our results of operations were negatively impacted by unforeseen factors, or impacted to a greater degree than anticipated, we could require additional sources of liquidity in the future to fund our operations and service our indebtedness and we might not be able to maintain compliance with the covenants and restrictions in our Term Loan Agreement, which requires us to comply with financial maintenance covenants starting in the quarter ending March 31, 2015. If we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected. If we encounter circumstances that place unforeseen constraints on our capital resources, we will be required to take even stronger measures to conserve liquidity, which may include, but are not limited to, additional plant closures and/or reduced capital expenditures. We may have to curtail business development activities and suspend the pursuit of our business plan. At some point in the future we may require additional funds for operating purposes and may seek to raise the additional funds through debt or equity financing. There is no guarantee that any such financing would be available on favorable terms or at all.
If our goodwill, other intangible assets and indefinite-lived assets become impaired, we may be required to record significant charges to earnings.
We review our definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. We review goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill or indefinite-lived intangible assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. These determinations are judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in the future. See Item 1, Note 8, “Goodwill and Intangible Assets” for the carrying amounts of our goodwill and intangible assets.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Not applicable.
Use of Proceeds
Not applicable.
Repurchases of Equity Securities
The following table sets forth information in connection with repurchases made by us of our common stock during the three months ended September 30, 2014:

	Class and Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	—	$—	—	$—
August 1, 2014 - August 31, 2014	—	—	—	—
September 1, 2014 - September 30, 2014	—	—	—	—
Total	—	$—	—	$—
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
Not applicable.
Item 6 – Exhibits

Exhibit No.	Description
2.1
Share Purchase Agreement, dated as of August 21, 2014, by Oneida International Limited, a wholly owned subsidiary of EveryWare Global, Inc. and HUK 54 Limited, a subsidiary of Hilco Capital Limited (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K/A filed on August 27, 2014).

3.1
Certificate of Designation for Series A Senior Redeemable Preferred Stock (incorporated by reference to Exhibit A to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2014).

4.1
Warrant Agreement, dated July 30, 2014 by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on July 31, 2014).

4.2	Form of Lender Warrant (incorporated by reference to Exhibit A to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2014).
4.3	Form of Sponsor Warrant (incorporated by reference to Exhibit B to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2014).
10.1
Amendment No. 1 to Forbearance Agreement relating to the Term Loan Agreement, dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 1, 2014).

10.2
Amendment No. 3 to Second Amended and Restated Loan and Security Agreement, dated as of June 30, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 1, 2014).

10.3
Amendment No. 2 to Forbearance Agreement relating to the Term Loan Agreement, dated as of July 15, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 16, 2014).

10.4
Amendment No. 4 to Second Amended and Restated Loan and Security Agreement, dated as of July 15, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed July 16, 2014).

10.5
Amendment No. 3 to Forbearance Agreement relating to the Term Loan Agreement, dated as of July 22, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 23, 2014).

10.6
Amendment No. 5 to Second Amended and Restated Loan and Security Agreement, dated as of July 22, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed July 23, 2014).

10.7
Securities Purchase Agreement, dated as of July 30, 2014, among the Company and the Investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 31, 2014).

10.8
First Amendment to the Amended and Restated Registration Rights Agreement, dated as of July 30, 2014, by and among the Company, Monomoy, Clinton Magnolia Master Fund, Ltd. and Clinton Spotlight Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed July 31, 2014).

10.9
Waiver and Amendment Number One to Term Loan Agreement, dated as of July 30, 2014, by and among the Borrowers, Holdings and Deutsche Bank AG New York Branch, as administrative agent. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed July 31, 2014).

10.10
Amendment No. 6 to Second Amended and Restated Loan and Security Agreement, dated as of July 30, 20143, by and among the Borrowers, Holdings and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed July 31, 2014).

10.11
Letter Agreement, dated as of July 31, 2014 among Burdale Financial Limited to Oneida International Limited, Oneida U.K. Limited and EveryWare Global, Inc. regarding temporary forbearance (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014).

10.12	Engagement Letter between Alvarez & Marsal and EveryWare Global, Inc. dated September 23, 2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 23, 2014).
31.1	Certification by Sam A. Solomon, Interim President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Joel Mostrom, Interim Chief Financial Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERYWARE GLOBAL, INC.

Date:	November 13, 2014	By:	/s/ Joel Mostrom
Joel Mostrom
Interim Chief Financial Officer
(Principal financial officer, principal accounting officer,
and duly authorized officer)