Form 10-K/A
period 2013-12-31
EveryWare Global, Inc.
filed 2015-03-24
CIK 1532543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013	Commission file number: 001-35437

EveryWare Global, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	45-3414553
(State of Incorporation)	(I.R.S. Employer Identification No.)

519 North Pierce Avenue	43130
Lancaster, Ohio	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (740) 687-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 9, 2015, 22,144,417 shares of Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 is being filed for the purposes of (1) amending and restating Item 9A of Part II in its entirety and (2) correcting certain inadvertent omissions in the certifications filed as Exhibits 31.1 and 31.2 thereto. This Amendment No. 1 does not change or update any of the Company’s previously reported financial statements or any of the other disclosure contained in the original Form 10-K.

PART II

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our then acting chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s management, including our chief executive officer and our then acting chief financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As discussed in our Annual Report on Form 10-K filed with the SEC on March 31, 2014 (the “Original 10-K”), we completed the Business Combination on May 21, 2013. Prior to the Business Combination, Former EveryWare was a privately held company and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for EveryWare following the Business Combination has required and will continue to require significant time and resources from our management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2013. Therefore, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Compliance and Disclosure Interpretations. In the future, management’s assessment of our internal control over financial reporting will include an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment will be supported by testing and monitoring performed by our finance organization. In making this assessment, management will use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework Scope of the Controls Evaluation.

Our current interim chief financial officer, who has signed the certification required by Rule 13a-14(a) (the “Certification”) filed with this Form 10-K/A, was not employed by the Company at the time the Original Form 10-K was filed with the SEC or during the reporting period covered by this report and therefore did not personally participate in the design of the Company’s disclosure or internal controls during the period covered by this report or in the evaluation of the disclosure controls and procedures as of the end of the period covered by such report and was not involved in the preparation of the disclosure contained in such report. The Certification of our interim chief financial officer filed with this Form 10-K/A should be read in light of the foregoing. This Form 10-K/A is being filed solely to refile such Certifications because the Company mistakenly omitted the language that is permitted to be excluded under Rule 13a-14(a) until such time as an issuer becomes subject to the internal control over reporting requirements of Rule 13a-15. As discussed above, the Company was permitted to exclude the management’s report on internal control over financial reporting required by Rule 13a-15; however, the Company is subject to the internal control over reporting requirements of Rule 13a-15 because the issuer is not a newly-public company due to its prior reporting history as a shell company. As a result, the Company is refiling the Certifications to include the omitted portion.

As disclosed in our Form 10Q/As for the quarterly periods ended June 30, 2012 and September 30, 2012, management at the time of such filings identified that previously issued financial statements as of and for the periods ended June 30, 2012 and September 30, 2012, contained a misstatement relating to our accounting for our warrants to purchase common stock. As a result of this restatement, a material weakness was identified in our internal control over financial reporting related to our identification and analysis of the complex accounting and financial reporting attributes associated with certain non-routine transactions such as our warrant agreements.

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

PART IV

Item 15.	Exhibits, Financial Statements Schedules.

(3)	LIST OF EXHIBITS

Exhibit No.	Description

31.1	Certification by Sam A. Solomon, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Joel Mostrom, Interim Chief Financial Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EVERYWARE GLOBAL, INC.

Date:	March 23, 2015	By:	/s/ Joel Mostrom
Joel Mostrom
Interim Chief Financial Officer

4