Form 10-Q/A
period 2014-03-31
EveryWare Global, Inc.
filed 2015-03-24
CIK 1532543

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

The number of shares outstanding of the Registrant’s common stock, par value $0.0001 per share, at March 9, 2015, was 22,144,417 shares.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 is being filed for the purposes of (1) amending and restating Item 4 of Part I in its entirety and (2) correcting certain inadvertent omissions in the certifications filed as Exhibits 31.1 and 31.2 thereto. This Amendment No. 1 does not change or update any of the Company’s previously reported financial statements or any of the other disclosure contained in the original Form 10-Q.

PART I — FINANCIAL INFORMATION

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our then acting chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our management, including our chief executive officer and our then acting chief financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our current interim chief financial officer, who has signed the certification required by Rule 13a-14(a) (the “Certification”) filed with this Form 10-Q/A, was not employed by the Company when the Form 10-Q was filed with the SEC or during the reporting period covered by this report and therefore did not personally participate in the design of the Company’s disclosure or internal controls during the period covered by this report or in the evaluation of the disclosure controls and procedures as of the end of the period covered by such report and was not involved in the preparation of the disclosure contained in such report. The Certification of our interim chief financial officer filed with this Form 10-Q/A should be read in light of the foregoing. This Form 10-Q/A is being filed solely to refile such Certifications because the Company mistakenly omitted the language that is permitted to be excluded under Rule 13a-14(a) until such time as an issuer becomes subject to the internal control over reporting requirements of Rule 13a-15. As discussed in our Form 10-K/A for the year ended December 31, 2013 filed with the SEC on March 24, 2015, the Company was permitted to exclude the management’s report on internal control over financial reporting required by Rule 13a-15; however, the Company is subject to the internal control over reporting requirements of Rule 13a-15 because the issuer is not a newly-public company due to its prior reporting history as a shell company. As a result, the Company is refiling the Certifications to include the omitted portion.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6 – Exhibits

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

3