Form 10-Q/A
period 2014-06-30
EveryWare Global, Inc.
filed 2015-03-24
CIK 1532543

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 is being filed for the purposes of (1) amending and restating Item 4 of Part I in its entirety and (2) correcting certain inadvertent omissions in the certifications filed as Exhibits 31.1 and 31.2 thereto. This Amendment No. 1 does not change or update any of the Company’s previously reported financial statements or any of the other disclosure contained in the original Form 10-Q.

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