Form 10-Q/A
period 2014-09-30
EveryWare Global, Inc.
filed 2015-03-24
CIK 1532543

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 is being filed solely for the purpose of correcting certain inadvertent omissions in the certifications filed as Exhibits 31.1 and 31.2 thereto. This Amendment No. 1 does not change or update any of the Company’s previously reported financial statements or any other disclosure contained in the original Form 10-Q.

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