Form 10-K
period 2014-12-31
EveryWare Global, Inc.
filed 2015-04-14
CIK 1532543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
☐ Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2014	Commission file number: 001-35437
________________
EveryWare Global, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	45-3414553
(State of Incorporation)	(I.R.S. Employer Identification No.)

519 North Pierce Avenue	43130
Lancaster, Ohio	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (740) 687-2500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Market
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

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2014, was $6,791,242.

As of March 9, 2015, 22,144,417 shares of Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference

None.

EveryWare Global, Inc.

Annual Report on Form 10-K

i

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures, and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” and similar expressions are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, such risks relating to (i) the conclusion by our auditor that there is substantial doubt about our ability to continue as a going concern; (ii) risks and uncertainties associated with the bankruptcy proceedings, including our ability to consummate the transactions contemplated by the restructuring support agreement entered into among us and certain of the lenders (the “Consenting Term Lenders”) under our term loan (the “RSA”) on the time frame contemplated therein; (iii) whether the proposed DIP financing will be approved by the bankruptcy court on the terms contemplated and whether such funds will provide sufficient liquidity during the pendency of the Chapter 11 proceedings; (iv) the limited recovery for holders of our common stock resulting from the Chapter 11 proceedings; (v) increased costs related to the Chapter 11 proceedings; (vi) loss of customer orders, disruption in our supply chain and loss of the ability to maintain vendor relationships; (vii) general economic or business conditions affecting the markets we serve; (viii) our ability to attract and retain key managers; (ix) risks associated with conducting business in foreign countries and currencies; (x) increased competition in our markets; (xi) the impact of changes in governmental regulations on our customers or on our business; (xii) the loss of business from a major customer; and (xiii) our ability to obtain future financing due to changes in the lending markets or our financial position. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

ii

PART I
Item 1. Business
Overview
The Company, a Delaware corporation formed in 2011, is a leading marketer of tabletop, food preparation and storage products for the consumer, foodservice and specialty markets. All references in this Annual Report on Form 10-K to the “Company,” “EveryWare,” “we,” “us,” and “our” refer to EveryWare Global, Inc. and its consolidated subsidiaries (unless the context otherwise requires). ROI Acquisition Corp. (“ROI”) refers to the Company as it existed prior to the business combination in May 2013 (the “Business Combination”) involving ROI and the company formerly known as EveryWare Global, Inc. (“Former EveryWare”) and pursuant to which Former EveryWare was merged into a wholly-owned subsidiary of ROI and the name of ROI was changed to EveryWare Global, Inc.
We offer a comprehensive line of tabletop and food preparation products, such as bakeware, beverageware, serveware, storageware, flatware, dinnerware, crystal, banquetware and hollowware; premium spirit bottles; cookware; gadgets; candle and floral glass containers; and other kitchen products. We market our products globally under the Anchor Hocking®, Anchor®, Anchor Home®, FireKing®, ONEIDA®, Buffalo China®, Delco® and Sant’ Andrea® brands. Our customers range from Fortune 500 companies to medium and small-sized companies in the consumer, foodservice, business-to-business and e-commerce channels. We own and operate glass manufacturing plants in the U.S., in Lancaster, Ohio and Monaca, Pennsylvania. We also source a variety of tableware products from third parties, primarily in Asia and Europe.
Our principal operating subsidiaries, Oneida Ltd. (“Oneida”) and Anchor Hocking, LLC (“Anchor Hocking”), were founded in 1848 and 1873, respectively. Investment funds affiliated with Monomoy Capital Partners acquired Anchor Hocking in 2007 and Oneida in 2011 and integrated these companies under Former EveryWare in March 2012. The combined company offers a comprehensive tabletop solution to consumer and foodservice customers. Prior to May 2013, we were a publicly traded special purpose acquisition corporation called ROI Acquisition Corp. In connection with the business combination with ROI in May 2013, Former EveryWare became a wholly owned subsidiary of ROI and ROI changed its name to EveryWare Global, Inc.
We operate our business in four segments: consumer, foodservice, specialty and international. The international segment consists of all countries in which we operate other than the U.S. and Canada.

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
Chapter 11 Filing and Restructuring Support Agreement
General
On April 7, 2015 (the “Petition Date”), the Company and all of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).
On March 31, 2015, EveryWare Global, Inc. (the “Company”) and certain of its subsidiaries entered into a Restructuring Support Agreement (the “RSA”) with holders of approximately $163.1 million of our term loan indebtedness, representing approximately 65.6% of such term loans (the “Consenting Term Lenders”) and holders of our preferred stock or common stock that are signatories to the RSA (the “Consenting Equity Holders”). Following a stress test analysis of its forecasted results, our auditor informed us that the audit opinion would include an explanatory paragraph regarding our ability to continue as a going concern. The inclusion of a going concern qualification would constitute a default under the Term Loan. As a result, we have been engaged in discussions with certain of our financial stakeholders regarding various restructuring alternatives to strengthen our balance sheet and create a sustainable capital structure to position us for the future. Following these discussions, we and our lenders reached an agreement for a restructuring plan under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). We believe this restructuring agreement will minimize the time and expense spent in a restructuring and will provide us liquidity during the restructuring (the “Restructuring”).
The RSA contemplates that the Restructuring will be accomplished through a pre-packaged plan under the Bankruptcy Code (the “Plan”).
The Debtor-in-Possession ABL Facility (“DIP ABL Facility”)
On April 9, 2015, our Second Amended and Restated Loan and Security Agreement dated May 21, 2013 (the “ABL Agreement,” and the related facility, the “ABL Facility”) was amended and ratified pursuant to a Ratification and Amendment Agreement such that it became a debtor-in-possession ABL facility (the “DIP ABL Facility”) as new loans are made, on a rolling basis, to ensure that we continue to have access to the ABL Facility during the Chapter 11 proceedings. The DIP ABL Facility consists of a senior secured revolving credit and letter of credit facility up to $60.0 million, with a sublimit for letters of credit of $12.5 million. Except as described below, the terms of the DIP ABL Facility are generally consistent with the terms of the ABL Facility, except that we have reduced flexibility to make discretionary investments, distributions, asset sales and incur additional debt outside the ordinary course of business.
The DIP ABL Facility also includes customary terms, conditions and covenants of debtor-in-possession credit facilities, including (i) a covenant requiring the delivery by the Company of weekly budgets containing the actual and budgeted results for each week, together with a reasonably detailed explanation of all material variances from the budget, and material compliance with the terms of such budget, to be tested on a cumulative basis, subject to certain agreed amounts of variance, (ii) a financial covenant restricting the Company from becoming legally obligated to make any capital expenditure, except for capital expenditures not exceeding an aggregate of $2.3 million or as otherwise provided for in the budget, (iii) providing evidence to the administrative agent for the DIP ABL Facility (the “DIP ABL Agent”), that the Company has access to the proceeds of the DIP Term Facility (as defined below) to fund expenses and disbursements set forth in the budget and otherwise fund the Company’s working capital needs. The DIP ABL Facility does not include the financial covenant in the ABL Facility requiring us to maintain a certain fixed charge coverage ratio.
The DIP ABL Facility matures on the earliest of (i) July 31, 2015; (ii) the date that is 30 days after the entry of the interim financing order if the final financing order has not been entered (or such later date as may be consented to by the DIP ABL Agent); (iii) the effective date of a plan of reorganization in the Chapter 11 proceedings, provided that relative to the treatment of the liens and claims of the DIP ABL Facility and the ABL Facility, such plan and the order confirming such plan are acceptable to the DIP ABL Agent; (iv) the acceleration of the loans or termination of the commitments under the DIP ABL Facility or the DIP Term Facility (as defined below); and (v) other customary maturity events.

At the election of the Borrower, borrowings under the DIP ABL Facility will bear interest at either: (i) LIBO Rate plus 3.00% or (ii) the Base Rate (which means for any day, a rate per annum equal to the greater of: (a) the Prime Rate in effect on such day, and (b) the one month LIBO Rate, and (c) Federal Funds Rate in effect on such day plus 0.50%) plus 2.00%.
Existing Term Loans
Under the Plan, all $248.6 million of term loans as of the bankruptcy petition date (the “Term Loans”) outstanding under the Term Loan Agreement, dated May 21, 2013 (as amended, restated, modified or supplemented from time to time, the “Term Loan Agreement,” and the related facility, the “Term Loan Facility”), by and between our subsidiaries, Anchor Hocking LLC and Oneida Ltd. (together, the “Borrowers”), the lenders from time to time party thereto and Deutsche Bank AG New York Branch, as administrative agent (the “Term Loan Agent”), would be cancelled. In exchange for the cancellation of 100% of the outstanding principal amount, payment-in-kind interest, and accrued but unpaid cash interest on the Term Loans, holders of the Term Loans will receive shares, on a pro rata basis, of new common stock issued by us (“New Common Stock”) equal to 96% of the total outstanding New Common Stock of the Company upon the consummation of the Restructuring, subject to dilution by the Management Incentive Plan (as defined below).
General Unsecured Claims and Executory Contracts
Holders of general unsecured claims against us will be paid in full in the ordinary course. All executory contracts will be assumed.
Existing Preferred Stock
In exchange for the cancellation of all shares of our currently outstanding preferred stock (the “Existing Preferred Stock”), holders of the Existing Preferred Stock will receive shares, on a pro rata basis, equal to 2.5% of the total outstanding New Common Stock of the Company upon the consummation of the Restructuring, subject to dilution by the Management Incentive Plan (defined below).
Existing Common Stock
In exchange for the cancellation of all (a) shares of our current outstanding common stock and (b) outstanding vested options or unexercised warrants to acquire shares of our current outstanding stock as of the Petition Date that are in each case “in the money” (clauses (a) and (b), collectively, “Existing Common Stock”), holders of Existing Common Stock will receive shares, on a pro rata basis, equal to 1.5% of the total outstanding New Common Stock of the Company upon the consummation of the Restructuring, subject to dilution by the Management Incentive Plan (defined below). Unless, in the opinion of a majority of the Consenting Term Lenders, distribution of common stock would not require us to file reports under Section 13(a) of the Securities Exchange Act of 1934, as amended, distributions to holders of our common stock will be made either (i) in the form of cash; (ii) to a trust that would liquidate the shares of common stock to be received and distribute the proceeds to the holders; or (iii) by some other mechanism acceptable to the debtors and the Consenting Term Lenders.
Existing Unvested Options and Out-of-the-Money Warrants
All (a) outstanding options and unexercised warrants to acquire shares of our current outstanding common stock as of the Petition Date that are “out of the money,” and (b) unvested options to acquire shares of the Company’s current outstanding stock, whether or not “in the money” will be cancelled. Holders of such interests will not receive any recovery on account of those interests.
Management Incentive Plan
Upon the consummation of the Restructuring, all existing management equity-based compensation plans will be cancelled. The reorganized Company may implement a management incentive plan (the “Management Incentive Plan”) pursuant to which certain officers and employees of the reorganized Company will be eligible to receive, in the aggregate, shares and/or options to acquire shares of New Common Stock up to 10% of the total outstanding New Common Stock of the Company (on a fully diluted basis) at the discretion of the reorganized Company’s Board of Directors.
Releases and Waivers

The Plan also contemplates customary mutual releases and/or waivers, including standard carve-outs among the Company, each of the Consenting Term Lenders, the Term Loan Agent, the parties to the RSA, and any lender providing financing on a post-petition basis and their respective administrative agent and each of their respective directors, officers, shareholders, funds, affiliates, members, employees, partners, managers, agents, representatives, principals, consultants, and professional advisors (each in their capacity as such).
Milestones
The RSA provides for certain milestones to be met, including: (i) the commencement of our solicitation of our lenders seeking support for the Plan on or before April 3, 2015; (ii) approval of the Plan by the required lenders; (iii) the commencement by the Company of the Chapter 11 case on or before April 7, 2015; and (iv) certain procedural events and filings in accordance with the Chapter 11 case, as described in greater detail in the RSA.
Termination Rights
The RSA also contains certain termination provisions. The consenting lenders have specific rights to terminate the RSA upon certain events, including: (i) the failure to meet any milestone, as described above; (ii) the occurrence of a material breach of the RSA by us; (iii) the occurrence of a violation of our obligations under certain financing orders; (iv) certain orders entered by the Bankruptcy Court regarding the Chapter 11 case; and (v) a breach by the Company or a Consenting Equity Holder of any of its obligations, or any representation, warranty, or covenant contained in the RSA that could be expected to have a material adverse impact on restructuring the Company. The Consenting Equity Holders also have certain customary rights regarding termination of the RSA, as described in greater detail in the RSA.
Notwithstanding anything in the RSA to the contrary, nothing in the RSA prevents the Company from taking or failing to take any action that it is obligated to take (or fail to take) in the performance of any fiduciary duty or as otherwise required by applicable law that we owe to any other person or entity under applicable law.
Debtor in Possession Term Loan Facility
General
In connection with the Restructuring, we received a binding commitment, subject to certain customary conditions, from certain financial institutions for a debtor-in-possession loan facility (the “DIP Term Facility”). The debtors under the DIP Term Facility are the Company and the Borrowers, and the obligations thereunder will be guaranteed by each of the Borrowers (with respect to the obligations of the other Borrowers) and each wholly-owned domestic subsidiary of the Company.
On April 9, 2015, the Borrowers and the other parties thereto entered into the DIP Term Facility. The DIP Term Facility is comprised of a term loan in an aggregate principal amount of up to $40.0 million (the “DIP Term Loan”). Amounts paid or prepaid under the DIP Term Loan may not be reborrowed. Certain of our current Term Loan lenders are the lenders under the DIP Term Facility.
All amounts outstanding under the DIP Term Facility bear interest at the Eurodollar Rate (which in no event will be less than 1.00%) plus 9.00% per annum. The term “Eurodollar Rate” has meanings customary and appropriate for DIP financing transactions. During the continuance of an event of default, the outstanding amounts under the DIP Term Facility will bear interest at an additional 2.00% per annum above the interest rate otherwise applicable.
Use of Proceeds
The proceeds of the DIP Term Facility (including the Interim Facility, as defined below) will be used in accordance with the terms of a specific budget (based on aggregate funding needs, with flexibility to account for variances with agreed cushions, including, without limitation: (i) to pay (a) all amounts due to lenders under the DIP Term Facility (the “DIP Term Lenders”) and Wilmington Trust, National Association, the administrative agent (the “DIP Term Agent”) under the DIP Term Facility, as provided under the DIP Term Facility and (b) all professional fees and expenses (including legal, financial advisor, appraisal and valuation-related fees and expenses) incurred by DIP Term Lenders and the DIP Term Agent, including those incurred in connection with the preparation, negotiation, documentation and court approval of the DIP Term Facility; (ii) for other general corporate purposes of the Company, including providing working capital; and (iii) to pay administration costs of the Chapter 11 case(s) or other amounts approved by the Bankruptcy Court.
The DIP Term Facility cannot be used for certain expenses, including: (i) any purpose that is prohibited under the Bankruptcy Code or any orders of the Bankruptcy Court; (ii) the payment of fees, expenses, interest or principal under the pre-petition Term Loans and the pre-petition ABL Facility (other than permitted adequate protection payments); and (iii) to make any payment in settlement of any claim, action or proceeding, before any court, arbitrator or other governmental body without the prior written consent of the DIP Term Agent acting at the direction of certain required DIP Term Lenders. The full availability of the DIP Term Facility is subject to certain conditions, including that the Company remain in full compliance with any orders issued by the Bankruptcy Court.
Priority and Collateral
DIP Term Lenders and the DIP Term Agent, subject to the Carve-Out (as defined below), at all times: (i) are entitled to joint and several super-priority administrative expense claim status in the Chapter 11 Cases (“DIP Superpriority Claims”), which DIP Superpriority Claims in respect of the DIP Term Facility and the ABL Facility rank pari passu with each other and superior to all other claims; (ii) have a first priority lien on all unencumbered assets of the Company; (iii) have a junior lien on all encumbered assets of the Company secured by a first priority lien under the pre-petition ABL Facility; (iv) have a first priority lien on cash in the Segregated Operating Account (as defined in the DIP Term Facility) and (v) have a first priority priming lien on all assets of the Company encumbered by a first priority lien under the pre-petition Term Facility not otherwise described in clauses (i) through (iv) that were subject to a lien as of the date the bankruptcy petition is filed. Our obligations to the DIP Term Lenders and the liens and superpriority claims are subject in each case to a specific carve out amount (the “Carve-Out”) that accounts for specific administrative, court, and legal fees payable in connection with certain Bankruptcy proceedings, as defined in greater detail in the DIP Term Facility.
Affirmative and Negative Covenants
The DIP Term Facility is subject to certain affirmative and negative covenants, including, among others: (i) information reporting by the Company regarding a budget containing the actual and budgeted results for each week, together with a reasonably detailed written explanation of all material variances from the budget; (ii) we must comply with each Chapter 11 order issued by the Bankruptcy Court; (iii) we must not make or permit to be made any change, amendment or modification, or any application or motion for any change, amendment or modification, to any Chapter 11 order; and (iv) we must not create or permit to exist any liens or encumbrances on any assets, other than liens securing the DIP Term Facility, liens described elsewhere in the DIP Term Facility and any permitted liens. Additional covenants are described in greater detail in the DIP Term Facility.
Events of Default
The DIP Term Facility contains certain customary events of default, including: (i) conversion of the Chapter 11 case(s) to a Chapter 7 case; (ii) appointment of a trustee, examiner or receiver in the Chapter 11 cases; (iii) the amendment, supplement, stay, reversal, vacation or other modification of any Chapter 11 order without the written consent of the required DIP Term Lenders or any Chapter 11 order will cease to be in full force and effect; and (iv) the Final Order Entry Date will not have been occurred within 35 days after the Interim Order Entry Date (as such terms are defined in the DIP Term Facility).
Maturity
The DIP Term Facility matures upon the earliest of, among other things, (i) the 75th day the date on which the Chapter 11 proceedings are commenced; (ii) the earlier of the maturity date or the acceleration of the ABL Facility; (iii) the earlier of the effective date and the date of the substantial consummation of a plan of reorganization in the Chapter 11 proceedings; (iv) the date the bankruptcy court orders the conversion of the bankruptcy case to a Chapter 7 liquidation; (v) the acceleration of the loans or termination of the commitments under the DIP Term Facility, including, without limitation, as a result of the occurrence of an Event of Default; (vi) the date that is 30 days after the date the Bankruptcy Court enters an interim order if it has not entered a final order by such date; and (vii) other customary maturity events.
Financial Information About Segments
For financial information by segment and geographic area, see Management’s Discussion and Analysis of Financial

Condition and Results of Operations in Item 7 and Note 21 to our consolidated financial statements in this Annual Report on Form 10-K.
Business and Competitive Strengths
Our vision is to become the leading global marketer of quality tabletop and kitchen solutions to our many customers. We believe our business and competitive strengths include, but are not limited to, the following:
Globally-Recognized Brands.  We have a broad portfolio of brands with global recognition in the consumer and foodservice channels. ONEIDA® is one of the most recognized U.S. tabletop brand names with meaningful brand awareness throughout the tabletop and general household category. Anchor Hocking® is also one of the top ten tabletop brands in the U.S.
Single-Source Tabletop Solution.  We offer a quality single-source category solution to our customers through our comprehensive assortment of tabletop, food preparation, and specialty glass products. We believe we offer the broadest tabletop platform in the industry. We maintain a strong presence in each of our geographic markets through locally managed operating companies, which provide specialized marketing, sales, and customer service expertise. As a result, we deliver a compelling value proposition of assortment breadth, quality customer service and global logistical support, innovation, and local market specialization.
Diverse and Longstanding Customer Relationships.  Our customer base is diversified across the consumer, foodservice, specialty, and international markets. Our top ten customers include widely recognized names in the retail and hospitality industries. We have maintained longstanding relationships with these customers, with an average duration of approximately 25 years. These top ten customers accounted for 46% of 2014 net sales. Sales to Wal-Mart Stores, Inc. and its affiliates (including Sam’s Club and Asda Superstore) represented approximately 16% of our revenues in 2014. No other customer accounted for more than 10% of our revenues for the years ended December 31, 2014.
Growth Strategy
We believe we have attractive long-term growth prospects in all segments of our business. The restructuring plan contemplated by the RSA (the “Plan”) is generally designed to reduce the amount of our indebtedness and cash interest expense and improve our liquidity and financial and operational flexibility in order to generate long-term growth. See “Item 1A. Risk Factors--We have filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in accordance with the terms of the RSA. We will therefore be subject to the risks and uncertainties associated with bankruptcy proceedings.”
Increase Market Penetration through Channel and Category Expansion. Our portfolio of brands extends to all tabletop and food preparation categories. We believe we can further increase category penetration in each of our segments. In our consumer segment, we intend to expand in the grocery, club, department store, and specialized retail channels. In our foodservice segment, we intend to pursue expansion of our existing flatware, glassware, and dinnerware offerings and to increase market share with our ONEIDA® banquetware assortment through an exclusive distribution relationship. In our specialty segment, we plan to expand our spirits capabilities and product assortment. Our international segment strategies parallel those for our consumer and foodservice segments.
Extend Existing Brands through New Product Introductions and Innovations. We intend to drive revenue growth in each of our segments through consistent category reinvention, new product introductions, and product innovation based on our analysis of market opportunities.
Capitalize on Foodservice Distribution Strength to Cross-Sell Product Categories. There was limited overlap between the Oneida and Anchor Hocking foodservice customer bases at the time of the Oneida acquisition, providing a substantial cross-selling opportunity within the foodservice segment. Our distribution program enables us to further drive glass sales in the foodservice segment as we have become a one-stop shop for glassware, flatware, and dinnerware, which reduces customers’ costs by optimizing the number of product shipments.
Further Leverage Our Manufacturing and Distribution Infrastructure to Drive Profitability and Cash Flow.  Our broad manufacturing and distribution base enables us to provide our customers with an extensive offering across multiple brands and price points. We believe that continued market stratification and increased product offerings will allow us to better optimize our manufacturing and distribution capacity, thus spreading our fixed costs over more pieces and improving margins and cash flow generation.
Products
Our broad product assortment covers a range of categories which serve the daily tabletop, food preparation and storage needs of consumers and chefs. Our tabletop products include beverageware, pitchers, flatware, dinnerware, serveware, and hollowware. Our food preparation products include products such as bakeware, mixing bowls, measuring cups, food and pantry storage items, and countertop organization. Our licensing relationships extend our brands of cookware and metal bakeware within the food preparation category. In our specialty segment, our products are décor items such as vases and candle jars and premium spirits bottles. In addition to our own branded products, we market luxury dinnerware, crystal stemware and barware and buffetware through global distribution agreements.
Manufacturing
We own and operate glass manufacturing plants in the U.S., in Lancaster, Ohio and Monaca, Pennsylvania, which are capable of producing a diverse array of tableware products. There are three primary production methods employed to manufacture all of our glass products. The “press and blow” process creates mid-sized items at high speed with great efficiency and forms molten glass into a rough shape using the press portion of the operation followed by blowing the product into its final shape with compressed air. The “blow and blow” process similarly starts with producing the rough shape by applying compressed air to the molten glass and then using a second stage to blow the product into the final shape. The “press” process creates articles of all sizes by stamping the molten glass into the final shape in one movement. After the glass has been formed, it is heat treated in either an annealing oven or a tempering line, depending on the product’s desired attributes before being selected to ensure product quality and then packaged for distribution.
Brands, Trademarks and Licensing
Our brands Anchor Hocking® and ONEIDA® each have over 100-year histories in the market. We own the trademarks, Anchor®, Anchor Hocking®, AnchorHome®, FireKing®, ONEIDA®, OneidaCraft®, Buffalo China®, Delco®, Rego® and Sant’ Andrea® which we believe are material to our business. In addition to our own brands, we market relevant products under strategic partnerships and distribution agreements with Schönwald®, a luxury dining brand, in the China, Hong Kong and Macau markets, Stölzle®, a high-quality stemware brand, in the U.S, Strata®, a banquet system innovator and Buffet Euro®, a leading buffetware marketer.
Our owned and licensed brands in our top geographic markets across a range of price points are:

North America Consumer	International Consumer	Global Food Service
Fine	SANT'ANDREA	SANT'ANDREA	SANT'ANDREA
Best	ONEIDA	ONEIDA	ONEIDA
Better	anchor Anchor Hocking Company, ONEIDA	anchor Anchor Hocking Company, ONEIDA, Fire-King	anchor Anchor Hocking Company, BUFFALO
Good	anchor Anchor Hocking Company, ONEIDACRAFT	anchor Anchor Hocking Company, ONEIDACRAFT	anchor Anchor Hocking Company, DELCO, REGO
Opportunity	anchor Anchor Hocking Company, indiana glass	anchor Anchor Hocking Company, W. A. ROGERS	anchor Anchor Hocking Company, DELCO
Strategic Partnerships	BAKED Fire-King, Stölzle	BAKED Fire-King	Stölzle, ONEIDA strata, BUFFET euro

Based upon market research and surveys, we believe our brand names and trademarks, as well as our product designs, enjoy a high degree of customer recognition and are valuable assets.
We license the ONEIDA® trademark for use by third parties on products in our core space and complementary to our product lines. Oneida’s brand licensing began in 1997 through an agreement with Robinson Home Products, Inc. (“RHP”) for kitchen tools and gadgets. The licensing agreement with RHP was expanded in 2009 to cover our consumer business in the U.S. Currently, RHP has exclusive rights to market ONEIDA® flatware, dinnerware, glassware, kitchen tools and accessories, and table linens in the consumer sales channels (excluding e-commerce) in the U.S. The RHP agreement has an initial term of ten years with two potential ten year renewal periods, at RHP’s option, provided RHP is able to achieve certain minimum sales figures. In 2014, revenue from RHP licensing fees represented 1.7% of total revenue and 13.8% of our consolidated gross margin for 2014.
McPherson’s Limited manufactures and licenses ONEIDA® and Sant’ Andrea® in Australia and New Zealand. We continue to explore opportunities to capitalize on our world-class brands by licensing them in non-core product categories. For 2014, total licensing revenue was $6.4 million, representing 1.8% of our consolidated total revenue and 14.5% of our consolidated gross margin.
We also have rights under a number of patents that relate to a variety of products. However, we do not consider that any patent or group of patents relating to a particular product or process is of material importance to our business as a whole.
Customers and Markets
We sell our products globally to a diverse customer base divided into consumer, foodservice, specialty and international markets. Approximately 38%, 32% and 27% of our 2014 segment revenues and approximately 39%, 32% and 25% of our 2013 segment revenues were derived from sales to the consumer, foodservice, and specialty markets, respectively, with the remainder of our revenues being generated principally from our international markets.

In our consumer segment, we sell to mass merchants, specialty stores, department stores, supermarkets, and warehouse clubs. In our foodservice segment, we sell to equipment and supply distributors, broadline distributors, hotels, casinos, chain restaurants, airlines, and cruiselines. In our specialty segment, we sell to candle and floral wholesalers, direct sellers, industrial lighting manufacturers and distillers, and distributors of premium spirits. Our international segment’s customers include consumer and foodservice customers. We also operate our own e-commerce site offering our customers the opportunity to purchase our consumer channel products directly.
Our diverse customers range from Fortune 500 companies to medium- and small-sized companies in over 50 countries, including Wal-Mart, Target, Crate and Barrel, Publix, Bed, Bath & Beyond, Canadian Tire, El Puerto de Liverpool, Fiesta Americana, Hyatt, Marriott, United Airlines, Royal Caribbean Cruise Lines, Darden Restaurants, Edward Don, and Wasserstrom.
Sales to Wal-Mart Stores, Inc. and its affiliates (including Sam’s Club and Asda Superstore) represented approximately 16% of our revenues in 2014 and 2013, respectively. No other customer accounted for more than 10% of our revenues for the years ended December 31, 2014 and 2013. Our top 10 customers accounted for approximately 46% and 43% of our revenues in 2014 and 2013, respectively.
Sales, Marketing and Distribution
To service our customers we use a combination of company employed sales professionals and independent sales representative groups with whom we’ve maintained long-dated relationships, many of which extend for more than two decades. Together, the inside sales team and outside sales representatives are dedicated to providing exceptional service for our customers.
We have a professional marketing team positioned in global regional markets to service our customer needs. Our marketing team plays a key role in product development of our offerings including assortment planning, pricing and promotions, focusing on:

•	product strategy by channel and category

•	foodservice growth with category expansion

•	brand and category alignment to support mission

•	e-commerce focus on sales and consumer brand equity
We manage our global sales and marketing efforts from our Lancaster, Ohio headquarters. We also maintain sales and marketing staff located in Melville, New York, New York City, and Oneida, New York. Our European, African, and Middle and Far Eastern markets are overseen by our North American offices. Our Latin American, Mexican, Central and South American, and Caribbean markets are served by our subsidiary, Oneida, S.A. de C.V., located in Mexico City. Our Asian and Pacific markets are served by our offices located in Guangzhou, China.
We have distribution centers located at or near both of our manufacturing facilities (see “Properties”). In addition, we distribute to our broadline distributors and e-commerce customers from Savannah, Georgia. We believe our distribution centers are well situated and staffed to service our customers.
Backlog
We had outstanding orders of approximately $23.0 million and $22.5 million as of December 31, 2014 and 2013, respectively. The 2014 backlog is expected to be filled during the current fiscal year. These backlog numbers are not necessarily indicative of our future results of operations or prospects. Although we seek commitments from customers well in advance of shipment dates, actual confirmed orders are typically not received until close to the required shipment dates.
Competition
The tabletop market is highly competitive with key players in each of the consumer and foodservice segments and certain portions of our specialty segment. Libbey, Inc. and Arc International compete with us in the consumer, foodservice, and specialty segments. Steelite International, Fortessa and Walco, Inc. compete with us in the foodservice segment. World Kitchen,

Inc., Pasabache, Gibson and Lifetime Brands compete with us in the consumer segment. Hampton Forge and Cambridge sell products that compete with our ONEIDA-branded flatware in the consumer market. Certain of our customers also develop products on their own or import directly from factories overseas.
Seasonality
Our foodservice, industrial, and business-to-business sales are not materially impacted by seasonality. However, our consumer sales are quite seasonal, with a greater volume of business generally occurring during the months of September through December, primarily due to holiday-related orders for glassware, flatware, and dinnerware products. Consequently, our annual earnings and cash flows are more heavily impacted by the results of operations in the latter half of the year. Second half consumer sales typically account for 60% of full year sales, with approximately a third of total year sales occurring in the fourth quarter.
We generally seek to maintain sufficient inventories of glassware, metal flatware, dinnerware, and other products to respond promptly to customer orders. However, we increase certain inventory levels in June through October to prepare for those products with seasonal sales increases. We also generally, build inventory of products imported from China during the first quarter in anticipation of slowdowns in production and shipping related to the Chinese New Year.
As part of our efforts to realign manufacturing capacity with demand, we temporarily shut down operations for a portion of the second and third quarter of 2014 and, as a result, in 2014, going into the fall holiday season, our inventory was below historic levels and our order fulfillment levels remained below historic levels into the fourth quarter. We are currently working to return our inventory and service levels to more normalized levels.
Raw Materials
Our principal raw materials are sand, limestone, and soda ash for the glass and crystal product lines. Resins, clays, flint, aluminum oxide, glass frit, and colorants are the primary raw material for the dinnerware products. We source these raw materials directly from suppliers. Stainless steel, nickel, brass, silver, and gold are the principal raw materials for the flatware and hollowware products. Our suppliers of flatware and hollowware products procure these raw materials, and they pass along to us changes to these costs.
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
Suppliers
We source product internationally from low cost locations in order to maintain a competitive pricing structure. We maintain important relationships with the manufacturers of our sourced products and in many cases we are a primary revenue stream for their factories. We previously experienced some supply disruptions because payments to certain manufacturers were delayed while we managed liquidity challenges last year. We have since negotiated vendor agreements and payment plans with these manufacturers and do not anticipate ongoing disruptions in supply.
We also maintain secondary supply relationships for many of our sourced products. We purchase stemware primarily from Germany and Austria. Stemware is a significant product in our foodservice segment. Although we have experienced shortages in supply of crystal stemware in recent years due to industry consolidation, capacity shortfalls and contractual issues, we believe that with our current relationship with Stölzle, our source of crystal stemware, we can obtain sufficient product to meet demand.
Employees
As of December 31, 2014, EveryWare had 1,707 employees, of whom 1,663 were full-time. Of these employees, 418 work in corporate, back-office administration or similar functions, and 1,292 work in distribution and manufacturing facilities, 1,190 of whom were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC. We believe that we have good relations with our employees.
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
Labor laws in Canada and Latin America are generally more protective of employees than are U.S. laws. Unlike the U.S., where an employer will often have a right to terminate a non-union employee at will, many countries in Canada and Latin America have laws protecting employees from being terminated without proper cause or without paying employees severance compensation in established statutory amounts. In Mexico, profit-sharing with employees is mandatory.
Environmental Matters
Our operations are subject to environmental laws and regulations enforceable by national, state, and local authorities, including those pertaining to air emissions, wastewater discharges, toxic substances, and the handling and disposal of solid and hazardous wastes. These laws and regulations provide, under certain circumstances, a basis for the mandatory remediation of contamination, as well as personal injury and property damage claims. Historically, we have incurred costs and capital expenditures in complying with these laws and regulations. We do not anticipate that compliance with federal, state, and local environmental laws and regulations will have any material effect upon our capital expenditures, earnings, or competitive position.
We used the Sherrill Knife Plant in Sherrill, New York, for silverware manufacturing from approximately 1914 until 2006. Materials used at the site included various petroleum products, as well as trichloroethylene to clean oily parts. Soil and groundwater impacts were first discovered in 2005 during a Phase II investigation. Two subsequent investigations were conducted in 2006, which investigations identified several areas of concern, including trichloroethylene impacts to soil and groundwater; a widespread area of oily impacts; a small area of polychlorinated biphenyl impacted soils; an area of soils impacted by low levels of semi-volatile organic compounds and metals; and the presence of trichloroethylene in sediment within the adjacent Oneida Creek. In addition, volatile organic compounds were detected in sub-slab vapor samples at concentrations exceeding state screening levels.
We enrolled the site into the NYSDEC BCP in December 2009. In May 2012, we submitted the final Remediation Alternatives Report (“RAR”) outlining recommended clean-up alternatives. The RAR was accepted by the NYSDEC in November 2012. We filed the required remedial action work plan in April 2013 which was accepted by the NYSDEC on October 15, 2013. Based on current information, we believe that the probable costs of the remediation of company-owned property will not have a material adverse effect on our financial condition or results of operations. We believe that we have adequately reserved for our liability in these matters as of December 31, 2014.
We maintain insurance for certain named and unnamed locations to cover for unknown environmental liabilities. This policy expires in November 2021 and provides for $10.0 million in coverage.

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
Executive Officers of Registrant
The following table sets forth certain information with respect to our executive officers as of March 23, 2015:

Name	Age	Principal Position(s)
Sam A. Solomon	55	President and Chief Executive Officer
Joel Mostrom	58	Interim Chief Financial Officer
Robert M. Ginnan	51	Senior Vice President, Finance
Colin Walker	56	Executive Vice President, International, Human Resources, Social Media and Web
Anthony Reisig	56	Senior Vice President, Operations and Supply Chain
Erika Schoenberger	35	General Counsel
The following biographies describe the business experience of our executive officers:
Sam A. Solomon has served as our Chief Executive Officer since February 2013. Mr. Solomon has more than 20 years of leadership experience in branded consumer, multi-channel businesses. From 2011 to 2012, Mr. Solomon served as President of the Tools, Paint and Hardware Division and Senior Vice President of Sears Holdings. Prior to joining Sears, Mr. Solomon was President and Chief Executive Officer of The Coleman Company, Inc. from 2005 until 2011. Prior to that, Mr. Solomon served as Chief Financial Officer, Waukesha Electric Systems Division of SPX Corporation. Prior to joining SPX Corporation, Mr. Solomon served as the Chief Financial Officer, Treasurer and Vice President Marketing, Residential and Commercial Division of Kidde, Plc. from 1998 to 2003.
Joel Mostrom has served as our Interim Chief Financial Officer since October 2014. Mr. Mostrom has served in various roles with Alvarez & Marsal (“A&M”), a management consulting firm, since September 2009. Mr. Mostrom currently serves as Senior Director with A&M’s Real Estate Advisory Services group. Prior to that, Mr. Mostrom served as Senior Director of A&M’s Private Equity Services group in New York, where he has served as a financial advisor or interim Chief Financial Officer for a number of companies acquired by private equity firms. Before joining A&M in 2009, Mr. Mostrom served as an Executive Vice President and Chief Financial Officer of Chesapeake Corporation (“Chesapeake”), a publicly-traded company with annual sales of approximately $1 billion. Mr. Mostrom was the Chief Financial Officer of Chesapeake when Chesapeake filed for Chapter 11 bankruptcy protection in 2008. Mr. Mostrom will resign as Interim Chief Financial Officer following the filing of this Annual Report on Form 10-K.
Robert M. Ginnan has served as our Senior Vice President, Finance since March 2015. Prior to joining the Company, Mr. Ginnan spent over 20 years with The Standard Register Company (“Standard Register”). From August 2013 until February

2015, Mr. Ginnan served as Executive Vice President, Treasurer and Chief Financial Officer of Standard Register. Prior to that, Mr. Ginnan served as Vice President, Treasurer and Chief Financial Officer from February 2009 until August 2013, and prior to that, Mr. Ginnan served as Corporate Controller of Standard Register from June 2000 until February 2009. In March 2015, Standard Register filed for Chapter 11 bankruptcy protection. Mr. Ginnan will serve as our Chief Financial Officer following the filing of this Annual Report on Form 10-K.
Colin Walker has served as our Executive Vice President, International, Human Resources, Social Media and Web since October 2014. Mr. Walker joined EveryWare in November 2012 and served as Senior Vice President, International until October 2014. From November 2011 until November 2012, Mr. Walker was the Vice President International of SunPack Foods Limited, a juice bottler, in which he was responsible for the sale of goods internationally, product innovation and human resources. Prior to that, he held the position of President of Canadian Operations and Executive Vice President of DHR International, one of the top five retained executive search firms in the United States, from January 2007 to November 2011. Mr. Walker has also held senior management positions with such leading companies as Deloitte (formerly Deloitte and Touche), the former consumer products and services giant Imasco, and Canada Trust. Mr. Walker started his career in banking with Canada Trust leaving the organization as VP of Human Resources to join Imasco Corp. to lead its global human resources strategy.
Anthony Reisig has served as our Senior Vice President, Operations and Supply Chain since February 2015. From 2012 to 2015, Mr. Reisig was President of National Supply Chain Operations at KMM where he was responsible for all aspects of the company’s integrated supply chain for 23 facilities across the U.S. and managed more than 700 suppliers, 25,000 SKU’s and 14,000 transactions per day. Prior to joining KMM, Mr. Reisig was Corporate Vice President of Business Excellence for B/E Aerospace, Inc. from 2007 to 2011 in which he was responsible for the business transformations of the global integrated supply chain. Prior to that, Mr. Reisig held executive roles in operations, business transformations and supply chains for companies in the printing and technology industries. He is knowledgeable and experienced in Lean Six Sigma, Kaizen and other business and quality management systems.
Erika Schoenberger was appointed General Counsel in April 2015 and prior to that served as our Associate General Counsel since September 2013. From 2004 to 2013, Mrs. Schoenberger was an associate and then a partner at the law firm of Frost Brown Todd. Prior to that, Mrs. Schoenberger was in private practice and served as counsel for Anchor Hocking and Oneida. Mrs. Schoenberger is a graduate of The Ohio State University Moritz College of Law and the College of Wooster. Her specialties include: CPSC compliance and litigation.
Item 1A. Risk Factors
We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by us. If any of such risks and uncertainties were to actually occur, our business, financial condition, or results of operations could be materially adversely affected. The most significant of those risks are:
Risks Related to Filing Under Chapter 11 of the United States Bankruptcy Code
We have filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in accordance with the terms of the RSA. As a result, we are subject to the risks and uncertainties associated with bankruptcy proceedings.
We have filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code (the “Bankruptcy Filing”) in accordance with the terms of the RSA. For the duration of the Chapter 11 proceedings, we will be subject to various risks including, but not limited to, the following:

•	our ability to develop, consummate and implement the Plan with respect to the Chapter 11 proceedings;

•	our ability to obtain Bankruptcy Court and creditor approval of the Plan;

•	our ability to obtain Bankruptcy Court approval with respect to our motions in the Chapter 11 proceedings and the outcomes of Bankruptcy Court rulings and of the Chapter 11 proceedings in general;

•	risks associated with third-party motions in the Chapter 11 proceedings, which may interfere with our ability to formulate and implement the Plan;

•	increased costs related to the Chapter 11 proceedings;

•	our ability to maintain or obtain sufficient financing sources to fund the Plan and meet future obligations;

•	our ability to attract and retain key employees;

•	the disposition or resolution of all pre-petition claims against us; and

•	our ability to maintain existing customers and vendor relationships and expand sales to new customers.
We will also be subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in the Chapter 11 proceedings that may be inconsistent with our plans. In addition, the Chapter 11 proceedings subject us to risks related to litigation and/or claims asserted by creditors or other stakeholders in the Chapter 11 proceedings. These risks and uncertainties could affect us in various ways and may significantly increase the time it has to operate under Chapter 11 bankruptcy protection. Because of the risks and uncertainties associated with Chapter 11 proceedings, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 proceedings may have on our cash flows, financial condition and results of operations.
The duration of the Chapter 11 proceedings is difficult to estimate and could be lengthy. If we fail to consummate the Plan, a non-prearranged proceeding under Chapter 11 would delay our emergence from bankruptcy.
The Plan results in limited recovery for holders of our existing common stock and preferred stock. If certain of our stockholders fail to comply with the RSA, our stockholders will not receive any of our new common stock or releases under the Plan.
Under the terms of the Plan, the holders of our existing common stock will receive shares representing an aggregate of 4% of our common stock following emergence from the bankruptcy, subject to dilution for issuances pursuant to a new management incentive plan. The holders of our preferred stock will receive shares representing an aggregate of 2.5% of our common stock following emergence from the bankruptcy. All of our existing warrants (other than outstanding warrants with an exercise price of $0.01) and options would be cancelled. If certain requirements of the Bankruptcy Code are met, a Chapter 11 plan can be confirmed notwithstanding its rejection by our equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the Plan. Our capital structure will be significantly altered under any Chapter 11 plan confirmed by the Bankruptcy Court, and there can be no assurances regarding the amount of any distribution holders of claims against, or equity interests in, us ultimately will receive with respect to their claims or equity interests. In addition, we cannot predict the ultimate impact that events occurring during the Chapter 11 proceedings may have on our corporate or capital structure.
Furthermore, if any Consenting Equity Holder objects to, delays, interferes with the Restructuring or the DIP Facility, holders of our common stock will not receive any new common stock or releases under the Plan.
On April 8, 2015, we received a letter from the staff of the NASDAQ Global Market (“NASDAQ”) stating that NASDAQ has determined that our securities will be delisted from NASDAQ. Accordingly, trading of our common stock will be suspended at the opening of business on Friday, April 17, 2015, and NASDAQ will file a Form 25-NSE with the Securities and Exchange Commission, which will remove our securities from listing and registration on the NASDAQ Global Market. We currently do not intend to appeal NASDAQ’s determination. If we do not appeal, we expect that our securities will be immediately eligible to trade over-the-counter. Accordingly, trading in our securities is limited, and holders of such securities may not be able to resell their securities for their purchase price or at all. Accordingly, trading in our securities during the pendency of the Chapter 11 proceedings is highly speculative and poses substantial risks to purchasers of such securities. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders thereof in our Chapter 11 proceedings.
There may not be an active trading market for our common stock upon our emergence from Chapter 11, which may affect a stockholder’s ability to sell any shares of common stock received upon emergence from bankruptcy or the price at which such shares can be sold.
Upon our emergence from Chapter 11, new shares of our common stock will be issued to our lenders under the Term Loan, holders of our preferred stock, holders of our common stock and certain holders of warrants to purchase shares of our common stock. After emergence, we do not anticipate that we will continue to file reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, and we do not intend to seek to list our new common stock on any national securities exchange. Limited access to information regarding the Company and the lack of an exchange listing may limit stockholders’ ability to trade our new common stock. While our new common stock may trade in the over-the-counter market or “pink sheets” on or about the effective date of the Plan, no assurance can be given that a market for the new common stock will develop, or if one develops, that it will provide stockholders with liquidity for their common stock.
If the Plan is consummated, we may be controlled by holders of a significant amount of our new common stock.
Under the Plan, the lenders under the Term Loan will receive 96% of our new common stock. If these lenders were to act as a group, such lenders might be in a position to control the outcome of actions requiring stockholder approval, including the election of directors. In addition, a majority of the Consenting Term Lenders will have exclusive control over the selection of four out of the reorganized Company’s five directors, and a majority of the Consenting Term Lenders, along with us, will determine the terms and conditions to be contained in the reorganized Company’s governance documents.
The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the RSA, including the timely satisfaction of milestones in the Chapter 11 proceedings, such as confirmation of the Plan and effectiveness of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.
The Bankruptcy Court may find the solicitation of acceptances inadequate.
Usually, votes to accept or reject a plan of reorganization are solicited after the filing of a petition commencing Chapter 11 proceedings. Nevertheless, debtors may solicit votes prior to the commencement of Chapter 11 proceedings, as long as the solicitation complies with applicable nonbankruptcy law, the plan of reorganization is transmitted to substantially all creditors and other interest holders entitled to vote and the time prescribed for voting is not unreasonably short. If the bankruptcy court finds, after notice and a hearing, that the plan was not transmitted in accordance with reasonable procedures, holders of a claim or interest who has accepted or rejected a plan prior to commencement of a case will not be deemed to have accepted or rejected the plan. If there is an objection to our solicitation procedures and the court agrees, we may be required to re-solicit votes to accept or reject the Plan.
As a result of the Chapter 11 proceedings, our historical financial information may not be indicative of our future financial performance.
Our capital structure will be significantly altered under any Chapter 11 plan confirmed by the Bankruptcy Court. Under fresh-start accounting rules that may apply to us upon the effective date of a Chapter 11 plan, our assets and liabilities would be adjusted to fair value. Accordingly, if fresh-start accounting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements.
If we fail to consummate the Plan, a non-prepackaged proceeding could delay our emergence from bankruptcy.
If we are not able to consummate the Plan, we would likely become subject to a “traditional” bankruptcy proceeding, which would be lengthy, costly and highly disruptive and have a more pronounced adverse effect on our business than the pre-packaged plan contemplated by the RSA. A “traditional” bankruptcy proceeding would likely involve contested issues with multiple creditors. A non-prepackaged proceeding could also cause critical members of our senior management team to pursue other opportunities.
The uncertainty surrounding a prolonged restructuring would also have other adverse effects on us. For example, it would also adversely affect:

•	our ability to raise additional capital;

•	our liquidity;

•	how our business is viewed by investors, lenders and credit ratings agencies; and

•	our enterprise value.
The DIP Facilities may be insufficient to fund our cash requirements through our emergence from bankruptcy.
The Company believes that the DIP Facilities contemplated by the RSA will be sufficient to fund our anticipated cash requirements through the pendency of the Chapter 11 proceedings. However, if the effective date of the Plan does not occur during the term of the DIP Facilities, we may not be able to obtain sufficient additional financing on acceptable terms or at all. For the duration of the Chapter 11 proceedings, we will be subject to various risks, including but not limited to (1) the inability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations, and (2) increased legal and other professional costs associated with the Chapter 11 proceedings and our reorganization.
Risks Related to Our Business and Industry
As a result of our recent operating performance and need to conserve cash, we implemented a temporary shutdown of our two U.S. manufacturing facilities, which resulted in some customer order losses. We may experience further customer order losses as a result of the Chapter 11 proceedings. If we are unable to reclaim or replace lost sales orders or if we experience further customer order losses, our business may be adversely affected.
As part of our efforts to conserve cash and reduce glassware inventory, we temporarily shut down our two U.S. manufacturing facilities, while serving customer demand out of existing inventory and through purchased product. The shutdown commenced on May 15, 2014, and the facilities restarted operations at varying dates to fulfill customer demand. As a result of the shutdown and recent liquidity constraints that impacted our vendor relationship and caused our customers to be uncertain about our future and their relationships with us, which resulted in some customer order losses and missed opportunities for seasonal promotional sales. This uncertainty adversely affected our ability to attract and retain key customers. The shutdown and liquidity challenge also negatively impacted our ability to fulfill customer orders and we continue to face shortages of inventory and delayed shipments as we work to return our inventory and service levels to more normalized levels. If we are unable to restore customer confidence and reclaim or replace lost sales orders, we may experience a material adverse effect on our business, results of operations, financial condition and liquidity. The Chapter 11 proceedings may make it more difficult for us to restore customer confidence. As a result, we may experience further customer order losses. The uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls, which could have a material adverse impact on our results of operations.
We are subject to a purported securities class action lawsuits that could adversely affect our business. This litigation, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.
On October 7, 2014, we were named as a defendant in a series of purported class action lawsuits in complaints filed in the United States District Court for the Southern District of Ohio. The complaints allege that we and certain of our current and former executive officers violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by issuing allegedly false or misleading statements concerning us. The plaintiffs seek unspecified compensatory damages.
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
Our success depends on our ability to attract, develop, and retain talented employees, including executives and other key managers. We have recently experienced turnover in several senior management positions, including our Chief Executive Officer, Chief Financial Officer, Senior Vice President of Sales and Marketing and Senior Vice President of Operations and Supply Chain. Our

Chapter 11 proceedings may make it more difficult to retain our key officers and employees. The loss of certain key officers and employees, or the failure to attract and develop talented new executives and managers, could have an adverse effect on our business. Our industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with successful track records. Our ability to attract and retain employees with the requisite experience and skills depends on several factors, including, but not limited to, our ability to offer competitive wages, benefits, and professional growth opportunities. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.
Unexpected equipment failures may lead to production curtailments or shutdowns, which could adversely affect our results of operations.
Our manufacturing processes are dependent upon critical processing equipment, such as furnaces, forming machines, stamping presses, spinning machines and lehrs. This equipment may incur downtime as a result of unanticipated failures, accidents, natural disasters or other force majeure events. We may in the future experience facility shutdowns or periods of reduced production as a result of such failures or events. Unexpected interruptions in our production capabilities would adversely affect our productivity and results of operations for the affected period. We also may face shutdowns if we are unable to obtain enough energy during the peak demand periods.
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
In 2014, Wal-Mart Stores, Inc. and its affiliates (including Sam’s Club and Asda Superstore) accounted for approximately 16% of our revenues. A material reduction in purchases by Wal-Mart Stores, Inc. could have a significant adverse effect on our business and results of operations. In addition, pressures by Wal-Mart Stores, Inc. that would cause us to materially reduce the price of our products could result in reductions of our operating margin.
Slowdowns in the retail or foodservice industries could adversely impact our results of operations, financial condition, and liquidity.

Our operations and financial performance are directly impacted by changes in the retail and foodservice industries, which in turn are impacted by changes in the economy. The retail and foodservice industries are directly affected by general economic factors including recession, inflation, deflation, new home sales and housing starts, levels of disposable income, consumer credit availability, consumer debt levels, unemployment trends, fuel and energy costs, material input costs, foreign currency translation, labor cost inflation, interest rates, the impact of natural disasters, political and social unrest and terrorism, and other matters that influence consumer spending.
Any significant downturn in the economy may significantly lower consumer discretionary spending, which may in turn lower the demand for our products, particularly in our consumer segment. In particular, demand for our consumer products is correlated to the strength of the housing industry because consumers are more likely to purchase tabletop, food preparation, and pantry products in connection with purchasing a new home. When home sales and housing starts are weak, demand for our products can be adversely affected. Expenditures in the foodservice industry are also affected by discretionary spending levels and may decline during a general economic downturn. Hotels, airlines, and restaurants are less likely to invest in new flatware, dinnerware, barware, hollowware, and banquetware when there is a slowdown in their industry.
Currently, uncertainty about global economic conditions may cause consumers of our products to postpone spending in response to tighter credit, negative financial news, or declines in income or asset values. These factors could have adverse effects on the demand for our products and on our operating results and financial condition. Substantial deterioration in general economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, which could negatively impact our results of operations, financial condition and liquidity.
Our operations and financial performance are directly impacted by changes in the economy.
A general decline in the economy could negatively affect our business and results of operations. The volatility of the current economic climate makes it difficult for us to predict our results of operations. In periods of economic uncertainty, our customers may face financial difficulties, including the unavailability of or reduction in commercial credit, or both, that may result in decreased sales by our company. Certain of our customers may cease operations or seek bankruptcy protection, which would reduce our cash flows and adversely impact our results of operations. Our customers that are financially viable and that do not experience economic distress may nevertheless elect to reduce the volume of orders for our products or close facilities in an effort to remain financially stable or as a result of the unavailability of commercial credit, which would negatively affect our results of operations.
We may also have difficulty accessing the global credit markets due to the tightening of commercial credit availability and the financial difficulties of our customers. In addition, we may experience challenges in forecasting revenues and operating results due to these global economic conditions. The difficulty in forecasting revenues and operating results may result in volatility in the market price of our common stock.
Our business requires us to maintain a large fixed-cost base that can affect our profitability.
The high fixed cost levels involved in operating manufacturing plants encourage high levels of output, even during periods of reduced demand, which can lead to excess inventory levels and exacerbate the pressure on profit margins. In addition, significant portions of our selling, administrative, and general expenses are fixed costs that neither increase nor decrease proportionally with sales. Our profitability depends, in part, on our ability to spread fixed costs over an increasing number of products sold and shipped, and if we reduce our rate of production, the cost per unit increases, negatively impacting our gross margins. Decreased demand or the need to reduce inventories can lower our ability to absorb fixed costs and materially impact our results of operations. For example, beginning in May 2014, we shut down production for a period of time at our two U.S. manufacturing facilities to preserve cash and reduce inventory. We restarted two out of three furnaces at our Lancaster facility on July 14, 2014. We had previously shut down the third furnace indefinitely. As a result of the shutdowns of our manufacturing facilities and the furlough of employees, we substantially reduced production, which caused a related increase in cost per unit of inventory produced, because $22.4 million less of our overhead costs were absorbed as a result of lower production levels. Market conditions did not allow us to absorb this increased cost per unit by increasing prices, which resulted in substantially lower gross margins, which declined from 19.3% in 2013 to 12.5% in 2014. This reduction in gross margin negatively affected our results of operations.
If we are unable to successfully execute any material part of our strategy, our ability to return to profitability and to grow our business would be harmed.

Our success depends on our ability to profitably expand our business. Our ability to return to profitability and to grow in the future will depend upon a number of factors, including, without limitation:

•	our ability to consummate the Plan on the time frame contemplated and emerge from bankruptcy;

•	our ability to execute on our business strategies during the pendency of the Chapter 11 proceedings;

•	restoring customer confidence;

•	reducing our cost structure;

•	our ability to maintain efficient, timely and cost-effective production and delivery of our products;

•	the level of competition in the consumer products industry;

•	our ability to offer new products and to extend existing brands and products into new markets, including international markets;

•	our ability to remain competitive in our pricing;

•	the efficiency and effectiveness of our sales and marketing efforts in building product and brand awareness and cross-marketing our brands;

•	our ability to identify and respond successfully to emerging trends in the consumer products industry;

•	the level of consumer acceptance of our products; and

•	general economic conditions and consumer confidence.
We may not be successful in executing our operational strategies, and even if we do so, we may not be able to sustain profitability.
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
Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our current products do not meet consumer demands, our sales will decline. In addition, our growth depends upon our ability to develop new products and product improvements, which involve numerous risks. As we grow, our reliance on new products may increase. We may not be able to accurately identify consumer preferences, translate our knowledge into consumer-accepted products, or successfully integrate new products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development or marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our results of operations. Unsuccessful product launches could also result in increased inventory write-downs. We may not be able to successfully develop new products in the future, and our newly developed products may not contribute favorably to our results of operations. Furthermore, product development may divert management’s attention from other business concerns, which could cause sales of our existing products to suffer.

We are subject to certain risks associated with our foreign operations, which could adversely affect our results of operations and financial condition.
We conduct business outside of the United States in Europe, Latin America, the Caribbean, Africa, the Middle East and Asia. As a result, we are subject to risks associated with operating in foreign countries, including:

•
political, social and economic instability in countries where we operate, which may have an adverse effect on both our operations in those countries and in other parts of the world in which we operate;

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
We may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition, or other law.
Our internal controls may not always protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate U.S. or other laws, including world-wide anti-bribery, competition, trade sanctions and regulations, and other related laws. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal monetary and non-monetary penalties against us or our subsidiaries, and could damage our reputation. Even the allegation or appearance of our employees, agents, or business partners acting improperly or illegally could damage our reputation and result in significant expenditures in investigating and responding to such actions.
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

If we are unable to protect our intellectual property, or if we are accused of intellectual property infringement, our ability to compete would be negatively impacted.
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
We have customers in Europe, Latin America, the Caribbean, Africa, the Middle East, and Asia, which accounted for approximately 2% of our revenues in 2014. Gross sales outside the United States accounted for approximately 4% of our revenues in 2014. We have operations in Canada, China, and Mexico which accounted for approximately 6% of our operating expenses in 2014. As a result, we generate a portion of our revenue and incur a portion of our expenses in currencies other than the U.S. dollar. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results. Currency fluctuations between the U.S. dollar and the currencies of our non-U.S. subsidiaries affect our results as reported in U.S. dollars.
Major fluctuations in the value of the pound sterling, euro, Canadian dollar and Mexican peso relative to the U.S. dollar could also reduce the cost competitiveness of our products as compared to foreign competition. For example, if the U.S. dollar appreciates against the pound sterling, euro, Canadian dollar, and Mexican peso, the purchasing power of those currencies effectively would be reduced compared to the U.S. dollar, making our U.S.-manufactured products more expensive in Europe, Canada and Mexico, respectively, compared to the products of local competitors, and making products manufactured by our foreign competitors in those locations more cost-competitive with our U.S. manufactured products. An appreciation of the U.S. dollar against the pound sterling, euro, Canadian dollar, and Mexican peso also would increase the cost of U.S. dollar-denominated purchases for our operations in Canada and Mexico, including raw materials. We would be forced to deduct these cost increases from our results of operations or attempt to pass them along to consumers. These fluctuations could adversely affect our revenues and results of operations.
We face intense competition and competitive pressures, which could adversely affect our results of operations and financial condition.
Our business is highly competitive. We compete with many other suppliers, some of which are larger than we are, have greater financial and other resources, employ brands that are more established, have greater consumer recognition or are more favorably perceived by consumers or retailers than our brands. Some of our competitors have invested and continue to invest heavily to achieve increased production efficiencies. Competitors may have incorporated more advanced technology in their manufacturing processes, including more advanced automation techniques. Our labor and energy costs also may be higher than those of some foreign producers of glass tableware. We may not be successful in managing our labor and energy costs, increasing output at our manufacturing facilities, or gaining operating efficiencies that may be necessary to remain competitive. In addition, our products may be subject to competition from low-cost imports that intensify the price competition faced in various markets. Some of our competitors are privately owned and have more latitude to operate than we do as a public company. If we do not successfully compete with these competitors on factors such as new product development, innovation, brand, delivery, customer service, price, and quality, our customers may consider changing manufacturers. Competitive pressures from our competitors could adversely affect our results of operations and financial condition.
We source some of our products from third-party suppliers located in Asia, Europe and Mexico, which reduces our control over the manufacturing process and may cause variations in quality or delays in our ability to fill orders.

We source all of our metal flatware and crystal stemware and much of our dinnerware from third party suppliers located in Asia, Europe and Mexico. We depend on these suppliers to deliver products that are free from defects, comply with our specifications, meet health, safety and delivery requirements, and are competitive in cost. If our suppliers deliver products that are defective or that otherwise do not meet our specifications, our return rates may increase, and the reputation of our products and brands may suffer. In addition, if our suppliers do not meet our delivery requirements or cease doing business with us for any reason, we might miss our customers’ delivery deadlines, which could in turn cause our customers to cancel or reduce orders, refuse to accept deliveries, or demand reduced prices. The overseas sourcing of product subjects us to the numerous risks of doing business abroad, including but not limited to, rapid changes in economic or political conditions, civil unrest, political instability, war, terrorist attacks, international health epidemics, work stoppages or labor disputes, currency fluctuations, increasing export duties, trade sanctions and tariffs, and variations in product quality. We may also experience temporary shortages due to disruptions in supply caused by weather or transportation delays. Even if acceptable alternative suppliers are found, the process of locating and securing such alternatives is likely to disrupt our business, and we may not be able to secure alternative suppliers on acceptable terms that provide the same quality product or comply with all applicable laws. Any of these events would cause our business, results of operations, and financial condition to suffer.
If we or our suppliers are unable to obtain raw materials at favorable prices, it could adversely impact our results of operations and financial condition.
Sand, limestone and soda ash are the principal materials we use in the manufacture of our glassware and crystal products. Resins, clay, flint, aluminum oxide, glass frit and colorants are the principal materials we use in the manufacture of our dinnerware products. Stainless steel, nickel, brass, silver and gold are the principal materials our suppliers use in the manufacture of our flatware and hollowware products. All of these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price, demand and supply cyclicality. From time to time, some of these raw materials have been in short supply due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. We may experience shortages of raw materials in the future. If we experience temporary shortages in raw materials, we or our suppliers may be forced to procure materials from alternative suppliers, and they may not be able to do so on terms as favorable as their current terms or at all. If we or our suppliers are unable to purchase certain raw materials required for operations for a significant period of time, our or their operations would be disrupted, and our results of operations would be adversely affected. In addition, material increases in the cost of any of these raw materials on an industry-wide basis would have an adverse effect on our results of operations if we were unable to pass on these increased costs to our customers in a timely manner or at all.
Natural gas, the principal fuel we use to manufacture our glass products, is subject to fluctuating prices that could adversely affect our results of operations and financial condition.
Natural gas is the primary source of energy in most of our glass production processes, and variability in the price for natural gas has had and will continue to have an impact on our profitability. We do not have long-term contracts for natural gas and, as a result, our operating results are strongly linked to the cost of natural gas. We have, from time to time, entered into short-term contracts to hedge certain of our energy costs, including natural gas. For the years ended December 31, 2014 and 2013, we spent approximately $9.8 million and $13.2 million, respectively, on natural gas. Natural gas prices may rise in the future. To the extent that we are not able to offset increases in natural gas prices, such as by passing along the cost to our customers, these increases could adversely impact our margins and results of operations. In addition, potential legislation, regulatory action, and international treaties related to climate change, especially those related to the regulation of greenhouse gases, may result in significant increases in raw material and energy costs. There can be no assurance that we will be able to recoup any past or future increases in the cost of energy and raw materials.
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
We are potentially subject to work stoppages and other labor disputes because a significant number of production and maintenance employees at our manufacturing facilities are represented by labor unions. These facilities have experienced work stoppages and strikes in the past, and there potentially could be work stoppages and strikes in the future. Any prolonged work stoppage or strike at any one of our principal manufacturing facilities could have a negative impact on our business, results of operations, or financial condition. We are party to collective bargaining agreements that cover most of our manufacturing employees. Our intent is to negotiate and enter into new collective bargaining agreements with labor unions representing employees at each facility upon expiration of the existing agreements; however, we may be unable to do so without lock-outs, strikes, or work stoppages. In addition, in connection with our plant closures, we sought to renegotiate our union contracts in order to reduce operating expenses that we believe were required in order to return to profitability. We could also experience operating inefficiencies as a result of preparations for disruptions in production, such as increasing production and inventories. Any such disruptions or difficulties could have an adverse impact on our results of operations and financial condition. In addition, we could experience increased operating costs as a result of higher wages or benefits paid to union members upon the execution of new agreements with our labor unions. We may be unable to manage our growth effectively, which would harm our business, results of operations and financial condition.
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
Our operations are subject to the regulatory jurisdiction of the Occupational Safety & Health Administration (“OSHA”). We have incurred fines and penalties from time to time as a result of failures to comply with OSHA standards, none of which have been material individually or in aggregate, to date. As a result, we will be subject to more frequent OSHA inspections in the future. Potential additional fines and penalties incurred in connection with future inspections could have a negative impact on our results of operations.
We have incurred, and expect to incur, costs to comply with environmental legal requirements, including requirements limiting greenhouse gas emissions, and these costs could increase in the future. For example the U.S. EPA issued a finding in 2009 that greenhouse gases contribute to air pollution that endangers public health and welfare. The endangerment finding and EPA’s determination that greenhouse gases are subject to regulation under the Clean Air Act, may lead to regulation of stationary sources of greenhouse gas emissions. The failure to comply materially with existing and new laws, rules, and regulations could adversely affect our results of operations and financial condition. Many environmental legal requirements provide for substantial fines, orders, and criminal sanctions for violations. In addition, certain environmental laws impose strict liability and, under certain circumstances, joint and several liabilities on current and prior owners and operators of these sites, as well as persons who sent waste to them, for costs to investigate and remediate contaminated sites. These legal requirements may apply to conditions at properties that we presently or formerly owned or operated, as well as at other properties, for which we may be responsible, including those at which wastes attributable to us were disposed. Historically, we have incurred costs and capital expenditures in complying with these laws and regulations, including at a former ceramics facility in Buffalo, New York, and a silverware manufacturing plant in Sherrill, New York. A significant order or judgment against us, the loss of a significant permit or license or the imposition of a significant fine may have a material adverse effect on our results of operations and financial condition.
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
We have entered into license agreements under which we license the ONEIDA® trademark for use by third parties on their products, and a substantial portion of our operating income is derived from license fees under these agreements. License fees from these third parties represented $6.4 million or 1.8% of our consolidated revenues and 14.5% of our consolidated gross margin for 2014. We have granted Robinson Home Products, Inc., our largest licensee by revenues, the exclusive right to market ONEIDA® branded flatware, dinnerware, glassware, kitchen tools and accessories and table linens in the consumer sales channels (excluding e-commerce) in the U.S. In 2014, we recognized $6.1 million in license fees from Robinson Home Products, which represented 1.7% of our consolidated revenues and 13.8% of our consolidated gross margin for 2014. If we were to lose our license fees from Robinson Home Products due to a change in our relationship with them or in their business, we would seek to terminate our agreement with them and either market the ONEIDA® branded products directly in our Consumer segment or enter into an alternative arrangement with a new licensee, either of which would result in a disruption in royalty payments the significance and duration of which could have a material adverse effect on our operating income and results of operations for the period in which this disruption occurs. Furthermore, if Robinson Home Products fails to adequately promote the ONEIDA® branded products or otherwise fails to maximize the value of the ONEIDA® brand in the market, it could be costly and difficult for us to enforce or terminate the licensing agreement with them, and it could have a material adverse effect on our gross margin and results of operation.
Our pension plans are underfunded and, in the future, the underfunding levels of our pension plans and our pension expense could materially increase.
Many of our employees participate in, and many of our former employees are entitled to benefits under, funded and unfunded defined benefit pension plans and post-retirement welfare plans. All of our U.S. defined benefit pension plans are frozen. Over time, we have experienced periods of declines in interest rates and pension asset values. As a result, our pension plans and our other-postretirement benefit plans are underfunded. Further declines in interest rates or the market value of the securities held by the plans, or certain other changes, could materially increase the underfunded status of our plans in 2015 and beyond and affect the level and timing of required contributions in 2016 and beyond. The current underfunded status of our pension plans will, and a further material increase in the underfunded status of the plans would, significantly increase our required contributions and pension expense, and could impair our ability to achieve or sustain future profitability and could adversely affect our financial condition. The unfunded amount of the projected benefit obligation for our global defined benefit pension plans was $20.8 million and 13.0 million at December 31, 2014 and 2013, respectively. The unfunded amount of the projected benefit obligation for our global post-retirement welfare plans was $0.8 million and $0.9 million at December 31, 2014 and 2013, respectively. We currently estimate that we will be required to make contributions to the global funded defined benefit pension plans of approximately $0.9 million in 2015.
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
As a result of the Chapter 11 proceedings, net operating losses and other tax attributes are not expected to be available upon emergence from the Chapter 11 proceedings.
Certain tax attributes, such as net operating loss carry-forwards and certain tax credits, are expected to be utilized in connection with the Chapter 11 proceedings. Under Section 108 of the Internal Revenue Code, tax attributes are reduced to the extent discharge of indebtedness income is excluded from gross income arising from a Chapter 11 case. If any attributes are still available after the application of Section 108, such attributes will be limited or lost due to the Company’s experiencing an ownership change as defined under Section 382 of the Internal Revenue Code. As a result of the foregoing rules, any pre-emergence net operating losses and certain tax credits are not expected to be available to the Company and its subsidiaries to reduce taxable income for tax periods beginning after emergence from Chapter 11.
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

Our corporate office is located in Lancaster, Ohio. The following table provides selected information regarding our principal facilities as of December 31, 2014:

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
Our owned domestic facilities are subject to liens securing our obligations under our debt agreements. See Note 12 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K. In January 2014, we committed to the closure of our regional office in Oneida, New York and a smaller satellite office in Melville, New York, as part of our ongoing integration of the Oneida business.
Item 3. Legal Proceedings
In addition to the matter described below, we have been a party to litigation arising from time to time in the ordinary course of business, none of which has been material. We expect that litigation may also arise in future periods, the materiality of which cannot be predicted. Regardless of the outcome, litigation can have a material adverse impact on our operations because of defense and settlement costs, diversion of resources and other factors that could affect our ability to operate its business.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Market under the symbol “EVRY.” Prior to our initial public offering and the first separation of our units, there was no public market for our common stock. On April 8, 2015, we received a letter from the staff of NASDAQ stating that NASDAQ as determined that our securities will be delisted from NASDAQ. Accordingly, trading of our common stock will be suspended at the opening of business on Friday, April 17, 2015, and NASDAQ will file a Form 25-NSE with the Securities and Exchange Commission, which will remove our securities from listing and registration on the NASDAQ Global Market. We currently do not intend to appeal NASDAQ’s determination. If we do not appeal, we expect that our securities will be immediately eligible to trade over-the-counter.
The following table sets forth the high and low sale prices for our common stock for the periods indicated as regularly reported by the NASDAQ Global Market:

	High	Low
Year Ended December 31, 2014:
First Quarter	$8.67	$3.93
Second Quarter	$4.77	$0.67
Third Quarter	$3.94	$1.30
Fourth Quarter	$2.68	$0.65

Year Ended December 31, 2013:
First Quarter	$9.89	$9.75
Second Quarter	$12.52	$9.33
Third Quarter	$13.74	$9.70
Fourth Quarter	$11.48	$7.08
As of March 9, 2015, there were 34 holders of record of our outstanding common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.
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
Repurchases of Equity Securities
We did not repurchase any of our common stock during the fourth quarter of 2014.
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

We offer a comprehensive line of tabletop and food preparation products, such as bakeware, beverageware, serveware, storageware, flatware, dinnerware, crystal, banquetware and hollowware; premium spirit bottles; cookware; gadgets; candle and floral glass containers; and other kitchen products. We market our products globally under the Anchor Hocking®, Anchor®, Anchor Home®, FireKing®, ONEIDA®, Buffalo China®, Delco® and Sant’ Andrea® brands. Our customers range from Fortune 500 companies to medium and small-sized companies in the consumer, foodservice, business-to-business and e-commerce channels. We own and operate glass manufacturing plants in the U.S., in Lancaster, Ohio and Monaca, Pennsylvania. We source a variety of tableware products from third parties, primarily in Asia and Europe.
Special Note Regarding Smaller Reporting Company Status
We are considered a “smaller reporting company” under applicable regulations of the SEC and are therefore eligible for relief from certain disclosure requirements. In accordance with such provisions, we have elected to provide our consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ deficit for two, rather than three, years. As a result, we are providing a discussion of changes in results of operations and cash flows for two, rather than three, years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Chapter 11 Filing and Restructuring Support Agreement
General
On April 7, 2015 (the “Petition Date”), the Company and all of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).
On March 31, 2015, EveryWare Global, Inc. (the “Company”) and certain of its subsidiaries entered into a Restructuring Support Agreement (the “RSA”) with holders of approximately $163.1 million of our term loan indebtedness, representing approximately 65.6% of such term loans (the “Consenting Term Lenders”) and holders of our preferred stock or common stock that are signatories to the RSA (the “Consenting Equity Holders”). Following a stress test analysis of its forecasted results, our auditor informed us that the audit opinion would include an explanatory paragraph regarding our ability to continue as a going concern. The inclusion of a going concern qualification would constitute a default under the Term Loan. As a result, we have been engaged in discussions with certain of our financial stakeholders regarding various restructuring alternatives to strengthen our balance sheet and create a sustainable capital structure to position us for the future. Following these discussions, we and our lenders reached an agreement for a restructuring plan under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). We believe this restructuring agreement will minimize the time and expense spent in a restructuring and will provide us liquidity during the restructuring (the “Restructuring”).
The RSA contemplates that the Restructuring will be accomplished through a pre-packaged plan under the Bankruptcy Code (the “Plan”).
The Debtor-in-Possession ABL Facility (“DIP ABL Facility”)
On April 9, 2015, our Second Amended and Restated Loan and Security Agreement dated May 21, 2013 (the “ABL Agreement,” and the related facility, the “ABL Facility”) was amended and ratified pursuant to a Ratification and Amendment Agreement such that it became a debtor-in-possession ABL facility (the “DIP ABL Facility”) as new loans are made, on a rolling basis, to ensure that we continue to have access to the ABL Facility during the Chapter 11 proceedings. The DIP ABL Facility consists of a senior secured revolving credit and letter of credit facility up to $60.0 million, with a sublimit for letters of credit of $12.5 million. Except as described below, the terms of the DIP ABL Facility are generally consistent with the terms of the ABL Facility, except that we have reduced flexibility to make discretionary investments, distributions, asset sales and incur additional debt outside the ordinary course of business.
The DIP ABL Facility also includes customary terms, conditions and covenants of debtor-in-possession credit facilities, including (i) a covenant requiring the delivery by the Company of weekly budgets containing the actual and budgeted results for each week, together with a reasonably detailed explanation of all material variances from the budget, and material compliance with the terms of such budget, to be tested on a cumulative basis, subject to certain agreed amounts of variance, (ii) a financial covenant restricting the Company from becoming legally obligated to make any capital expenditure, except for capital expenditures not exceeding an aggregate of $2.3 million or as otherwise provided for in the budget, (iii) providing evidence to the administrative agent for the DIP ABL Facility (the “DIP ABL Agent”), that the Company has access to the proceeds of the DIP Term Facility (as defined below) to fund expenses and disbursements set forth in the budget and otherwise fund the Company’s working capital needs. The DIP ABL Facility does not include the financial covenant in the ABL Facility requiring us to maintain a certain fixed charge coverage ratio.
The DIP ABL Facility matures on the earliest of (i) July 31, 2015; (ii) the date that is 30 days after the entry of the interim financing order if the final financing order has not been entered (or such later date as may be consented to by the DIP ABL Agent); (iii) the effective date of a plan of reorganization in the Chapter 11 proceedings, provided that relative to the treatment of the liens and claims of the DIP ABL Facility and the ABL Facility, such plan and the order confirming such plan are acceptable to the DIP ABL Agent; (iv) the acceleration of the loans or termination of the commitments under the DIP ABL Facility or the DIP Term Facility (as defined below); and (v) other customary maturity events.
At the election of the Borrower, borrowings under the DIP ABL Facility will bear interest at either: (i) LIBO Rate plus 3.00% or (ii) the Base Rate (which means for any day, a rate per annum equal to the greater of: (a) the Prime Rate in effect on such day, and (b) the one month LIBO Rate, and (c) Federal Funds Rate in effect on such day plus 0.50%) plus 2.00%.
Existing Term Loans
Under the Plan, all $248.6 million of term loans as of the bankruptcy petition date (the “Term Loans”) outstanding under the Term Loan Agreement, dated May 21, 2013 (as amended, restated, modified or supplemented from time to time, the “Term Loan Agreement,” and the related facility, the “Term Loan Facility”), by and between our subsidiaries, Anchor Hocking LLC and Oneida Ltd. (together, the “Borrowers”), the lenders from time to time party thereto and Deutsche Bank AG New York Branch, as administrative agent (the “Term Loan Agent”), would be cancelled. In exchange for the cancellation of 100% of the outstanding principal amount, payment-in-kind interest, and accrued but unpaid cash interest on the Term Loans, holders of the Term Loans will receive shares, on a pro rata basis, of new common stock issued by us (“New Common Stock”) equal to 96% of the total outstanding New Common Stock of the Company upon the consummation of the Restructuring, subject to dilution by the Management Incentive Plan (as defined below).
General Unsecured Claims and Executory Contracts
Holders of general unsecured claims against us will be paid in full in the ordinary course. All executory contracts will be assumed.
Existing Preferred Stock
In exchange for the cancellation of all shares of our currently outstanding preferred stock (the “Existing Preferred Stock”), holders of the Existing Preferred Stock will receive shares, on a pro rata basis, equal to 2.5% of the total outstanding New Common Stock of the Company upon the consummation of the Restructuring, subject to dilution by the Management Incentive Plan (defined below).
Existing Common Stock
In exchange for the cancellation of all (a) shares of our current outstanding common stock and (b) outstanding vested options or unexercised warrants to acquire shares of our current outstanding stock as of the Petition Date that are in each case “in the money” (clauses (a) and (b), collectively, “Existing Common Stock”), holders of Existing Common Stock will receive shares, on a pro rata basis, equal to 1.5% of the total outstanding New Common Stock of the Company upon the consummation of the Restructuring, subject to dilution by the Management Incentive Plan (defined below). Unless, in the opinion of a majority of the Consenting Term Lenders, distribution of common stock would not require us to file reports under Section 13(a) of the Securities Exchange Act of 1934, as amended, distributions to holders of our common stock will be made either (i) in the form of cash; (ii) to a trust that would liquidate the shares of common stock to be received and distribute the proceeds to the holders; or (iii) by some other mechanism acceptable to the debtors and the Consenting Term Lenders.
Existing Unvested Options and Out-of-the-Money Warrants
All (a) outstanding options and unexercised warrants to acquire shares of our current outstanding common stock as of the Petition Date that are “out of the money,” and (b) unvested options to acquire shares of the Company’s current outstanding stock, whether or not “in the money” will be cancelled. Holders of such interests will not receive any recovery on account of those interests.
Management Incentive Plan
Upon the consummation of the Restructuring, all existing management equity-based compensation plans will be cancelled. The reorganized Company may implement a management incentive plan (the “Management Incentive Plan”) pursuant to which certain officers and employees of the reorganized Company will be eligible to receive, in the aggregate, shares and/or options to acquire shares of New Common Stock up to 10% of the total outstanding New Common Stock of the Company (on a fully diluted basis) at the discretion of the reorganized Company’s Board of Directors.
Releases and Waivers
The Plan also contemplates customary mutual releases and/or waivers, including standard carve-outs among the Company, each of the Consenting Term Lenders, the Term Loan Agent, the parties to the RSA, and any lender providing financing on a post-petition basis and their respective administrative agent and each of their respective directors, officers, shareholders, funds, affiliates, members, employees, partners, managers, agents, representatives, principals, consultants, and professional advisors (each in their capacity as such).
Milestones
The RSA provides for certain milestones to be met, including: (i) the commencement of our solicitation of our lenders seeking support for the Plan on or before April 3, 2015; (ii) approval of the Plan by the required lenders; (iii) the commencement by the Company of the Chapter 11 case on or before April 7, 2015; and (iv) certain procedural events and filings in accordance with the Chapter 11 case, as described in greater detail in the RSA.
Termination Rights
The RSA also contains certain termination provisions. The consenting lenders have specific rights to terminate the RSA upon certain events, including: (i) the failure to meet any milestone, as described above; (ii) the occurrence of a material breach of the RSA by us; (iii) the occurrence of a violation of our obligations under certain financing orders; (iv) certain orders entered by the Bankruptcy Court regarding the Chapter 11 case; and (v) a breach by the Company or a Consenting Equity Holder of any of its obligations, or any representation, warranty, or covenant contained in the RSA that could be expected to have a material adverse impact on restructuring the Company. The Consenting Equity Holders also have certain customary rights regarding termination of the RSA, as described in greater detail in the RSA.
Notwithstanding anything in the RSA to the contrary, nothing in the RSA prevents the Company from taking or failing to take any action that it is obligated to take (or fail to take) in the performance of any fiduciary duty or as otherwise required by applicable law that we owe to any other person or entity under applicable law.
Debtor in Possession Term Loan Facility
General
In connection with the Restructuring, we received a binding commitment, subject to certain customary conditions, from certain financial institutions for a debtor-in-possession loan facility (the “DIP Term Facility”). The debtors under the DIP Term Facility are the Company and the Borrowers, and the obligations thereunder will be guaranteed by each of the Borrowers (with respect to the obligations of the other Borrowers) and each wholly-owned domestic subsidiary of the Company.
On April 9, 2015, the Borrowers and the other parties thereto entered into the DIP Term Facility. The DIP Term Facility is comprised of a term loan in an aggregate principal amount of up to $40.0 million (the “DIP Term Loan”). Amounts paid or prepaid under the DIP Term Loan may not be reborrowed. Certain of our current Term Loan lenders are the lenders under the DIP Term Facility.
All amounts outstanding under the DIP Term Facility bear interest at the Eurodollar Rate (which in no event will be less than 1.00%) plus 9.00% per annum. The term “Eurodollar Rate” has meanings customary and appropriate for DIP financing transactions. During the continuance of an event of default, the outstanding amounts under the DIP Term Facility will bear interest at an additional 2.00% per annum above the interest rate otherwise applicable.
Use of Proceeds
The proceeds of the DIP Term Facility (including the Interim Facility, as defined below) will be used in accordance with the terms of a specific budget (based on aggregate funding needs, with flexibility to account for variances with agreed cushions, including, without limitation: (i) to pay (a) all amounts due to lenders under the DIP Term Facility (the “DIP Term Lenders”) and Wilmington Trust, National Association, the administrative agent (the “DIP Term Agent”) under the DIP Term Facility, as provided under the DIP Term Facility and (b) all professional fees and expenses (including legal, financial advisor, appraisal and valuation-related fees and expenses) incurred by DIP Term Lenders and the DIP Term Agent, including those incurred in connection with the preparation, negotiation, documentation and court approval of the DIP Term Facility; (ii) for other general corporate purposes of the Company, including providing working capital; and (iii) to pay administration costs of the Chapter 11 case(s) or other amounts approved by the Bankruptcy Court.
The DIP Term Facility cannot be used for certain expenses, including: (i) any purpose that is prohibited under the Bankruptcy Code or any orders of the Bankruptcy Court; (ii) the payment of fees, expenses, interest or principal under the pre-petition Term Loans and the pre-petition ABL Facility (other than permitted adequate protection payments); and (iii) to make any payment in settlement of any claim, action or proceeding, before any court, arbitrator or other governmental body without the prior written consent of the DIP Term Agent acting at the direction of certain required DIP Term Lenders. The full availability of the DIP Term Facility is subject to certain conditions, including that the Company remain in full compliance with any orders issued by the Bankruptcy Court.
Priority and Collateral
DIP Term Lenders and the DIP Term Agent, subject to the Carve-Out (as defined below), at all times: (i) are entitled to joint and several super-priority administrative expense claim status in the Chapter 11 Cases (“DIP Superpriority Claims”), which DIP Superpriority Claims in respect of the DIP Term Facility and the ABL Facility rank pari passu with each other and superior to all other claims; (ii) have a first priority lien on all unencumbered assets of the Company; (iii) have a junior lien on all encumbered assets of the Company secured by a first priority lien under the pre-petition ABL Facility; (iv) have a first priority lien on cash in the Segregated Operating Account (as defined in the DIP Term Facility) and (v) have a first priority priming lien on all assets of the Company encumbered by a first priority lien under the pre-petition Term Facility not otherwise described in clauses (i) through (iv) that were subject to a lien as of the date the bankruptcy petition is filed. Our obligations to the DIP Term Lenders and the liens and superpriority claims are subject in each case to a specific carve out amount (the “Carve-Out”) that accounts for specific administrative, court, and legal fees payable in connection with certain Bankruptcy proceedings, as defined in greater detail in the DIP Term Facility.
Affirmative and Negative Covenants
The DIP Term Facility is subject to certain affirmative and negative covenants, including, among others: (i) information reporting by the Company regarding a budget containing the actual and budgeted results for each week, together with a reasonably detailed written explanation of all material variances from the budget; (ii) we must comply with each Chapter 11 order issued by the Bankruptcy Court; (iii) we must not make or permit to be made any change, amendment or modification, or any application or motion for any change, amendment or modification, to any Chapter 11 order; and (iv) we must not create or permit to exist any liens or encumbrances on any assets, other than liens securing the DIP Term Facility, liens described elsewhere in the DIP Term Facility and any permitted liens. Additional covenants are described in greater detail in the DIP Term Facility.
Events of Default
The DIP Term Facility contains certain customary events of default, including: (i) conversion of the Chapter 11 case(s) to a Chapter 7 case; (ii) appointment of a trustee, examiner or receiver in the Chapter 11 cases; (iii) the amendment, supplement, stay, reversal, vacation or other modification of any Chapter 11 order without the written consent of the required DIP Term Lenders or any Chapter 11 order will cease to be in full force and effect; and (iv) the Final Order Entry Date will not have been occurred within 35 days after the Interim Order Entry Date (as such terms are defined in the DIP Term Facility).
Maturity

The DIP Term Facility matures upon the earliest of, among other things, (i) the 75th day the date on which the Chapter 11 proceedings are commenced; (ii) the earlier of the maturity date or the acceleration of the ABL Facility; (iii) the earlier of the effective date and the date of the substantial consummation of a plan of reorganization in the Chapter 11 proceedings; (iv) the date the bankruptcy court orders the conversion of the bankruptcy case to a Chapter 7 liquidation; (v) the acceleration of the loans or termination of the commitments under the DIP Term Facility, including, without limitation, as a result of the occurrence of an Event of Default; (vi) the date that is 30 days after the date the Bankruptcy Court enters an interim order if it has not entered a final order by such date; and (vii) other customary maturity events.
Recent Strategic Events
Operations
During the second quarter of 2014, we made the decision to shut down production for a period of time at our two U.S. manufacturing facilities to preserve cash and reduce inventory. Our results of operations continued to be impacted during the third quarter of 2014 by the plant shutdown, which began in May 2014 and extended through mid-July 2014. Since certain of our manufacturing costs and a significant portion of our selling, general and administrative expenses are fixed, lower production levels experienced during the shutdown had a negative impact on gross margins and cash flows. Lower overhead absorption increased our cost of sales by approximately $22.4 million for the year December 31, 2014 as compared to the prior year period. See “Results of Operations--Cost of Sales” below. In addition, as a result of the factory shut down, total net inventory from continuing operations decreased $25.7 million from the levels at December 31, 2013.
Due to the uncertainty brought about by the extended negotiations in 2014 with our lenders relating to amendments to our debt agreements and the plant shut down, we suffered some customer order losses and opportunities for seasonal promotional sales. These issues contributed to a $53.6 million reduction in net revenues during 2014 as compared to 2013. During the fall holiday season, our inventory and order fulfillment levels remained below historic levels into the fourth quarter. As a result, we experienced additional customer order losses during the fourth quarter. We are working to return our inventory and service levels to more normalized levels and are actively pursuing opportunities to reclaim or replace lost sales orders.
Our current key operational initiatives include (i) improving our customer service levels and restoring customer confidence, (ii) improving product margins, and (iii) reducing our cost structure. We have recently implemented initiatives including workforce, salary and benefit reductions, reduction in facility expenses, improved vendor payment terms and elimination of negative margin business. However, our ability to successfully execute on our growth strategy could be impaired if we are unable to reach agreement with the lenders under our Term Loan to restructure our indebtedness. See “Item 1A. Risk Factors--If we are unable to successfully execute any material part of our strategy, our ability to return to profitability and to grow our business would be harmed.”
Dispositions
On August 21, 2014, we sold the share capital of our Oneida International Limited (“Oneida International”) business to HUK 54 Limited, a subsidiary of Hilco Capital Limited (the “Buyer”), for consideration of an aggregate of £3.7 million consisting of indebtedness repaid by Buyer at closing, including the repayment of Oneida International’s revolving credit facility. The sale did not include the right to license the ONEIDA®, Anchor Hocking® or Sant’ Andrea® brands, which are retained by the Company, subject to a four month exclusive European and Middle East license agreement which expired on December 31, 2014. We have accounted for the results of operations of our U.K. business as discontinued operations. See Note 5 to our consolidated financial statements in Item 8 in this Annual Report on 10-K for additional information on our discontinued operations.
Equity Investment and Credit Agreement Amendments
On July 30, 2014, we received a new equity investment from Monomoy Capital Partners, L.P., Monomoy Capital Partners II, L.P. and certain of their affiliated funds (the “MCP Funds”) and entered into amendments to the agreements governing our Term Loan and ABL Facility. In connection with these transactions, (i) Monomoy invested $20.0 million in return for shares of our Series A Senior Redeemable Preferred Stock (the “Sponsor Preferred”) and warrants to purchase 4,438,004 shares of our common stock at a purchase price of $0.01 per share (the “Sponsor Warrants”), and (ii) the lenders under the Term Loan agreed to certain waivers and amendments to the agreement governing our Term Loan and (iii) we issued warrants (the “Lender

Warrants”) to purchase an aggregate of 2,958,670 shares of our common stock at an exercise price of $0.01 per share, to the lenders under the Term Loan. See “Liquidity and Capital Resources.”
Loss on Debt Extinguishment
We accounted for the Term Loan Amendment as an extinguishment of debt. We treated the Term Loan Amendment and the investment by the MCP Funds as part of a single transaction because the transactions were completed in conjunction with each other. We expensed $7.2 million of previously capitalized deferred financing fees, $1.2 million in fees paid to the MCP Funds and $13.8 million relating to the issuance of the Sponsor and Lender Warrants for the year ended December 31, 2014. For the year ended December 31, 2013, we recorded the write-down of deferred financing fees of $6.5 million and $1.3 million in prepayment premium in connection with our May 2013 debt refinancing.
Factors that Impact Operating Results
Macroeconomic and Seasonal Factors Impacting Revenue
Our operations and financial performance are directly impacted by changes in the retail and foodservice industries, which in turn are impacted by changes in the global economy. The retail and foodservice industries are directly affected by a variety of general economic factors, particularly those affecting disposable income. At the same time, our cost of goods sold is subject to raw material and energy price movements. An economic downturn may significantly lower consumer discretionary spending, which may in turn lower the demand for our products, particularly in our consumer segment. Additionally, general inflationary pressures or other factors affecting our raw material and energy costs may negatively impact our operating margins.
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
Demand for our products is also impacted by seasonality, primarily in the consumer segment. Consumer seasonality is driven primarily by baking and dining product lines sold during the autumn as customers prepare for heavy consumer sales coinciding with the holidays. Second half consumer sales typically account for approximately 60% of our full year sales (with approximately a third of total year sales occurring in the fourth quarter). Historically, we have increased inventory levels during the summer months in preparation for the late third and fourth quarter consumer sales. However, as discussed above, as part of our efforts to preserve cash, we temporarily shut down operations for a portion of the second and third quarter of 2014 and, as a result, our inventory and order fulfillment levels are currently below historical levels.
Key Components of our Consolidated Statements of Operations
Revenues
We derive our revenue from the sale of tabletop and food preparation products and license fees. Net sales represent total charges to customers, excluding rebates, allowances, charge-backs, and other credits and includes freight charged to customers as applicable. Our license revenue results from royalty payments from licensing our ONEIDA® brand to third-parties, with substantially all of our license revenue coming from one licensee, Robinson Home Products, Inc. See Note 2 to our consolidated financial statements in Item 8 in this Annual Report on 10-K for a description of our revenue recognition policies.
Costs of Sales and Expenses
Cost of sales includes product costs such as products purchased for resale, material costs such as raw materials and supplies, direct and indirect labor and overhead, freight, warehousing and distribution costs. Purchasing, receiving, and inspection costs are considered cost of sales. Cost of sales also includes license fees paid to owners of intellectual property used in our products and royalty payments or commissions paid to secure product design rights. Gross margin is defined as total revenues less cost of sales.
Operating expenses include selling and administrative expense, restructuring expense, (gain) loss on disposal of fixed assets, and intangible and long-lived asset impairments. Selling and administrative expense includes salaries, employee benefits, travel expenses, promotional expenses, advertising costs, professional fees, transaction costs, and management fees.
Results of Operations
The table below sets forth our results of operations for the years ended December 31 (in thousands):

	2014	%	2013	%
Total revenues	$353,981	100.0%	$407,559	100.0%
Cost of sales	309,717	87.5	328,754	80.7
Gross margin	44,264	12.5	78,805	19.3
Operating expenses:
Selling and administrative expenses	74,682	21.1	63,046	15.5
Restructuring expense	131	—	77	—
Loss on disposal of assets	213	0.1	38	—
Long-lived asset impairment	2,316	0.7	908	0.2
Goodwill, intangible asset impairment	3,216	0.9	—	—
Total operating expenses	80,558	22.8	64,069	15.7
Operating (loss) income from continuing operations	(36,294)	(10.3)	14,736	3.6
Other (income) expense, net	(222)	(0.1)	2	—
Loss on extinguishment of debt	22,195	6.3	7,834	1.9
Interest expense	24,026	6.8	19,892	4.9
Loss from continuing operations before income taxes	(82,293)	(23.3)	(12,992)	(3.2)
Income tax expense	20,251	5.7	2,526	0.6
Net loss from continuing operations	(102,544)	(29.0)	(15,518)	(3.8)
Net loss from discontinued operations	(17,048)	(4.8)	(1,900)	(0.5)
Net loss	(119,592)	(33.8)	(17,418)	(4.3)
Less: Non-controlling interest in subsidiary’s loss	(114)	—	(17)	—
Net loss attributable to the company	(119,478)	(33.8)	(17,401)	(4.3)
Less: Preferred stock dividend	1,354	0.4	—	—
Net loss attributable to common stockholders	$(120,832)	(34.2)%	$(17,401)	(4.3)%
EBITDA from continuing operations (1)	$(39,497)	(11.2)%	$22,738	5.6%
Adjusted EBITDA from continuing operations (1)	$3,194	0.9%	$43,408	10.7%

(1)
For a reconciliation from our net loss attributable to the Company to EBITDA from continuing operations and Adjusted EBITDA from continuing operations, see “Reconciliation of Non-GAAP Financial Measures to GAAP Measures” following the discussion of our results of operations.

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013
Total Revenues. Net sales by segment, as a percentage of total revenues, and net sales change in dollars and percentage, for the year ended December 31, 2014, compared to the year ended December 31, 2013 were as follows:

	2014	%	2013	%	Change	%
Net Sales
Consumer	$131,365	37.1%	$155,663	38.2%	$(24,298)	(15.6)%
Foodservice	109,955	31.1	126,510	31.0	(16,555)	(13.1)
Specialty	92,128	26.0	101,429	24.9	(9,301)	(9.2)
International	14,129	4.0	17,452	4.3	(3,323)	(19.0)
Total segment net sales	347,577	98.2	401,054	98.4	(53,477)	(13.3)
License fees	6,404	1.8	6,505	1.6	(101)	(1.6)
Total revenues	$353,981	100.0%	$407,559	100.0%	$(53,578)	(13.1)%
Total revenue decreased $53.6 million, or 13.1%, to $354.0 million for the year ended December 31, 2014. The decrease in total revenue was driven by decreases in net sales in all of our segments. Within our consumer, foodservice and specialty segments, our customer orders were negatively impacted by our facility shut down, lower order fulfillment rates and customer uncertainty surrounding the company, resulting from our lender negotiations and liquidity concerns. Within our business segments, revenues for 2014 as compared to 2013 were as follows:

•
Consumer - Consumer segment revenues decreased $24.3 million, or 15.6%, to $131.4 million for the year ended December 31, 2014. The change in net sales was primarily driven by lower seasonal promotional activity in our Retail channel, due to lower product inventory quantities after the extended facility shut down, our decision to move away from lower margin business in our department and specialty store channels and customer uncertainty regarding the Company.

•
Foodservice - Foodservice segment revenues decreased $16.6 million, or 13.1%, to $110.0 million for the year ended December 31, 2014. The change in net sales was primarily driven by a decrease in sales to our distribution and chain restaurant customers resulting from lower order fulfillment rates, customer uncertainty regarding the Company and the effect of adverse weather conditions in the south and along the east coast on store and restaurant traffic in the first quarter.

•
Specialty - Specialty segment revenues decreased $9.3 million, or 9.2% to $92.1 million for the year ended December 31, 2014, primarily due to lower sales in our candle/floral, spirit bottle and direct sell channels, which were partially offset by higher specialty storage products. In addition, customer orders were negatively impacted by our facility shut down and customer uncertainty regarding the Company.

•
International - International segment revenues decreased $3.3 million, or 19.0%, to $14.1 million for the year ended December 31, 2014. The decrease was driven by lower U.S. export and Mexico sales which were impacted by our facility shut down.

License fees decreased $0.1 million, or 1.6%, to $6.4 million for the year ended December 31, 2014.
Cost of Sales. Cost of sales decreased $19.0 million, or 5.8%, to $309.7 million for the year ended December 31, 2014. The decrease is primarily due to lower product costs associated with the sales volume decline, lower excess and obsolete inventory write-downs principally due to the $5.9 million inventory adjustment recorded in 2013, partially offset by $22.4 million of lower overhead absorption resulting from substantially lower production levels as a result of our decision to temporarily close our two U.S. manufacturing facilities, and to a lesser degree, higher utility costs resulting from the colder than normal winter, higher freight and packaging costs, and higher employee benefit costs.
Gross Margin. Gross margin as percentage of total revenue was 12.5% for the year ended December 31, 2014, as compared to 19.3% for the year ended December 31, 2013. The change in gross margin rate was primarily due to lower overhead absorption resulting from substantially lower production levels as a result of our decision to temporarily close our two U.S. manufacturing facilities, higher factory costs, and the mix of sales by segment for the year. In addition, in the fourth quarter of 2013, we recorded an inventory adjustment of $5.9 million.
Segment Contribution. Segment contribution is defined as segment (loss) income before income taxes and before unallocated manufacturing costs, unallocated selling and administrative costs, long-lived and intangible asset impairment, other income (expense), and interest income. Segment contributions for the prior year have been adjusted to reflect our updated standard costs for comparability purposes. See Note 21 to our consolidated financial statements contained in this Annual Report on Form 10-K for a reconciliation of total segment contribution to loss before income taxes. Segment contribution, as a percentage of segment net sales, and segment contribution change in dollars and percentage, for the year ended December 31, 2014, compared to year ended December 31, 2013, was as follows:

	2014	%	2013	%	Change	%
Consumer	$21,047	16.0%	$22,315	14.3%	$(1,268)	(5.7)%
Foodservice	25,511	23.2%	31,233	24.7%	(5,722)	(18.3)%
Specialty	17,030	18.5%	14,909	14.7%	2,121	14.2%
International	(962)	(6.8)%	(1,016)	(5.8)%	54	(5.3)%
Segment Contribution	$62,626		$67,441		$(4,815)	(7.1)%

•
Consumer - The consumer segment contribution as a percentage of segment sales was 16.0% for the year ended December 31, 2014, as compared to 14.3% for the year ended December 31, 2013. The change in contribution margin rate in the comparative years was due to higher pricing and a shift in product mix to higher margin bakeware and storage products than beverageware.

•
Foodservice - The foodservice segment contribution as a percentage of segment sales was 23.2% for the year ended December 31, 2014, as compared to 24.7% for the year ended December 31, 2013. The change in contribution margin rate was primarily due to lower volumes to higher margin distribution customers. This was a result of lower order fulfillment rates and a shift in product mix with lower flatware and dinnerware sales.

•
Specialty - The specialty segment contribution as a percentage of segment sales was 18.5% for the year ended December 31, 2014, as compared to 14.7% for the year ended December 31, 2013. The change in contribution margin rate was primarily due to improved margins in Candle/Floral and favorable mix in our Specialty storage and Spirit Bottle channels, which was partially offset by lower sales volume in our Direct Sell channel.

•
International - The international segment contribution loss as a percentage of segment sales was 6.8% for the year ended December 31, 2014, as compared to 5.8% for the year ended December 31, 2013. The change in contribution margin rate was primarily due to higher selling related expenses.

Total Operating Expenses. Total operating expenses increased $16.5 million to $80.6 million for the year ended December 31, 2014. Total operating expenses as a percentage of total revenues increased 7.1% from 15.7% for the year ended December 31, 2013, to 22.8% for the year ended December 31, 2014. The changes in operating expenses were primarily due to the following:

•
Selling and Administrative Expenses. Selling and administrative expenses increased $11.6 million, or 18.5% to $74.7 million for the year ended December 31, 2014. The increase was primarily the result of $11.4 million of legal and consulting relating to the development of cost savings and restructuring initiatives, including our Term Loan Amendment and the investment by the MCP Funds, $1.9 million of increased environmental costs, $0.3 million increase in general spending, partially offset by lower employee wages and benefits of $2.0 million.

•
Restructuring Expense. For the year ended December 31, 2014, restructuring expenses included $0.1 million of employee-related costs associated with the closure of our regional office in Oneida, New York, and a smaller satellite office in Melville, New York, as part of our integration of the Oneida business. For the period ended December 31, 2013, restructuring expenses included $0.2 million of employee-related costs associated with closing our Canadian offices and warehouse, which was partially offset by a change in estimate of $0.2 million for unused space in our Savannah, Georgia distribution center.

•	Loss on disposal of assets. For the year ended December 31, 2014, we recorded a loss of $0.2 million related the sale of Oneida owned land.

•
Long-lived asset impairment. We recognized an impairment charge of $2.3 million for the year ended December 31, 2014, relating to the write-down of our Oneida, New York, office building and the write-down of manufacturing equipment no longer in use. For the year ended December 31, 2013, we recorded an impairment of our long-lived assets relating to the $0.3 million write-down of our Oneida office building, and a $0.6 million note receivable write-down.

•
Goodwill, intangible asset impairment. We recognized an impairment charge of $3.2 million for the year ended December 31, 2014, relating to write-down of certain goodwill and intangible tradename and tradename licenses. See Note 9 for additional information on our goodwill, intangibles, and other long-lived assets.

Other (Income) Expense. Other income was $0.2 million for the year ended December 31, 2014, as compared to other expense of $2 thousand for the year ended December 31, 2013. For the year ended December 31, 2014, other income included the amortization of deferred revenue related to Anchor Hocking’s sale-leaseback of $0.9 million, partially offset by foreign exchange losses. For the year ended December 31, 2013, other expense included the amortization of deferred revenue related to Anchor Hocking’s sale-leaseback of $0.9 million, which was offset by the net impact of foreign exchange losses.
Loss on Extinguishment of Debt. As described in Note 12 to our consolidated financial statements in Item 8 in this Annual Report on 10-K, as a result of the material modifications to the terms of our Term Loan, we accounted for the Term Loan Amendment as an extinguishment of debt. We treated the Term Loan Amendment and the investment by the MCP Funds as part of a single transaction because the transactions were completed in conjunction with each other. We expensed $7.2 million of previously capitalized deferred financing fees, $1.2 million in fees paid to the MCP Funds and $13.8 million relating to the issuance of the Sponsor and Lender Warrants for the year ended December 31, 2014. For the year ended December 31, 2013, we recorded the write-down of deferred financing fees of $6.5 million and $1.3 million in prepayment premium in connection with our May 2013 debt refinancing.
Interest Expense. Interest expense increased $4.1 million to $24.0 million for the year ended December 31, 2014. The increase in interest expense is attributable to higher average outstanding debt balances and higher average interest rates resulting from the Term Loan Amendment, which included an increase in the applicable interest rate margin of 2.00% for both Eurodollar Rate and Base Rate borrowings, of which 0.25% is payable in cash on a monthly basis and 1.75% is payable in kind on a quarterly basis.
Income Tax Expense. Income tax expense increased $17.7 million to $20.3 million for the year ended December 31, 2014. During the first quarter of 2014, we determined that a full valuation allowance was appropriate against the deferred tax assets as of December 31, 2013 and no tax benefit from consolidated pre-tax losses generated for the year ended December 31, 2014, would be recognized. Negative evidence in the form of a recent history of losses resulted in the determination that the realized net deferred tax asset should be fully reserved. In considering the need for the full valuation allowance, we determined that we should retain the deferred tax liability of $9.2 million associated with the indefinite long-lived intangibles because this liability cannot be used to offset our net deferred tax asset when determining the amount of valuation allowance required. In light of our higher than expected losses in the current year and expected losses going forward, we will continue to recognize a full valuation allowance until substantial positive evidence supports its reversal.
Net Loss from Continuing Operations. Net loss from continuing operations increased $87.0 million to a net loss of $102.5 million for the year ended December 31, 2014, primarily as a result of the factors discussed above.
Net Loss from Discontinued Operations. Discontinued operations represent our U.K. business, which was sold in August 2014. Net loss from discontinued operations was $17.0 million and $1.9 million for the years ended December 31, 2014 and 2013, respectively.
Net Loss Attributable to the Company. Net loss increased $102.1 million to a net loss of $119.5 million for the year ended December 31, 2014, primarily as a result of the factors discussed above. Net loss attributable to the company excludes a loss of approximately $0.1 million for the year ended December 31, 2014, representing the non-controlling interest of our joint venture in Brazil.
Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders increased $103.4 million to $120.8 million for the year ended December 31, 2014, primarily as a result of the factors discussed above. Net loss attributable to common stockholders is reduced by approximately $1.4 million for the year ended December 31, 2014, due to the adjustment to the liquidation preference carrying amount for the cumulative dividend on the Sponsor Preferred.

EBITDA from Continuing Operations. EBITDA decreased $62.2 million, to a loss of $39.5 million for the year ended December 31, 2014. The change in EBITDA was primarily due to lower overhead absorption resulting from substantially lower production levels, higher factory costs, the mix of sales by segment for the year, higher operating expenses resulting from employee separation expenses and consulting and restructuring activities and the loss on extinguishment of debt as discussed above. As a percentage of total revenue, EBITDA decreased from 5.6% for the year ended December 31, 2013, to (11.2)% for the year ended December 31, 2014.
Adjusted EBITDA from Continuing Operations. Adjusted EBITDA decreased $40.2 million to $3.2 million for the year ended December 31, 2014. As a percentage of total revenue, Adjusted EBITDA was 0.9% and 10.7% for the year ended December 31, 2014 and 2013, respectively.
Reconciliation of Non-GAAP Financial Measures to GAAP Measures
EBITDA from continuing operations is defined as net income (loss) attributable to the Company before loss (income) from discontinued operations, interest, income taxes, and depreciation and amortization. Adjusted EBITDA from continuing operations is defined as EBITDA from continuing operations plus:

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

	Years Ended December 31,
	2014	2013
Net loss attributable to the company	$(119,478)	$(17,401)
Net loss from discontinued operations	17,048	1,900
Interest expense	24,026	19,892
Income tax expense	20,251	2,526
Depreciation and amortization	18,656	15,821
EBITDA from continuing operations	(39,497)	22,738
Restructuring charges/severance & termination payments (a)	14,787	3,100
Acquisition/merger-related transaction fees (b)	177	2,897
Inventory adjustments (c)	—	5,931
Loss on extinguishment of debt (d)	22,195	7,834
Long-lived and intangible asset impairments (e)	5,532	908
Adjusted EBITDA from continuing operations	$3,194	$43,408

(a)
Includes restructuring expenses and various professional, consulting and business advisory services. In 2014, adjustments consisted of (i) $2.5 million of severance and termination-related payments, (ii) $0.2 million of restructuring costs related to the closure of our regional office in Oneida, New York, and a smaller satellite office in Melville, New York, and (iii) $12.1 million in professional, consulting and business advisory services. In 2013, adjustments consisted of (i) $2.3 million of severance and termination-related payments, (ii) $0.1 million of restructuring costs related to the closing of our Canadian offices and warehouse, and a change in estimate for unused space in our Savannah, Georgia distribution center, and (iii) $0.7 million in professional, consulting and business advisory services in connection with the development of cost savings and restructuring initiatives related to our Business Combination.

(b)	Represents fees, costs, and expenses incurred in connection with permitted acquisitions or potential permitted acquisitions.

(c)
Represents an inventory adjustment relating to the calculation of factory manufacturing variance capitalized in inventory. In the fourth quarter of 2013, we identified a deviation from historical experience resulting in a change in estimate of $5.9 million.

(d)
Represents write-off of previously capitalized deferred financing fees and the expense in connection with the issuance of warrants to the MCP Funds and lenders under term loan (the “Sponsor and Lender Warrants”). In 2014, adjustments consisted of (i) $7.2 million of previously capitalized deferred financing fees, (ii) $1.2 million in fees paid to the MCP Funds, and (iii) expense of $13.8 million relating to the issuance of the Sponsor and Lender Warrants. In 2013, we recorded the write-down of deferred financing fees of $6.5 million and $1.3 million in prepayment premium in connection with our May 2013 debt refinancing.

(e)
Represents asset impairments. In 2014, we recorded impairments consisting of (i) $0.6 million in long-lived asset impairment relating to the write-down of manufacturing equipment no longer in use, (ii) $1.7 million impairment relating to the write-down of our Oneida, New York, office building, and (iii) $3.2 million relating to write-down of certain goodwill and intangible tradename and tradename licenses. In 2013, we recognized an impairment charge relating to the $0.3 million write-down of our Oneida office building, and a $0.6 million note receivable write-down.

Liquidity and Capital Resources
Overview
Historically, our primary sources of liquidity have been cash flows from operations and borrowing availability under our ABL Facility (as defined below). Currently, because we have experienced a recent history of negative cash flows from operations, borrowings under our ABL Facility represent our primary source of liquidity. Our primary uses of cash are working capital requirements, capital expenditures, and debt service requirements. At December 31, 2014, we had cash of approximately $7.8 million and approximately $3.3 million of unused availability remaining under our ABL Facility.

As of December 31, 2014, cash held by foreign subsidiaries was approximately $6.5 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate earnings held by our foreign affiliates, but actively manage the use of our cash from our foreign affiliates regardless of jurisdiction.
The filing of the Chapter 11 case constitutes an event of default under both the Term Loan and the ABL Facility. As a result, all outstanding indebtedness under both credit facilities has become due and payable. Any efforts to enforce such payment obligations thereunder are automatically stayed as a result of the commencement of the Chapter 11 proceedings and the holders’ rights of enforcement thereunder are subject to the applicable provisions of the Bankruptcy Code.
Liquidity after the Bankruptcy Filing
We anticipate continuing to operate our business in the ordinary course, taking into account our status as debtors in possession. We anticipate that we will obtain the necessary relief from the Bankruptcy Court to pay certain claims of employees and other claims in accordance with their existing business terms. During the pendency of the Chapter 11 proceedings, we expect our primary source of liquidity will be cash on hand, cash flows from operations and borrowings under the DIP Term Facility. We believe these sources will be sufficient to fund our ongoing operations during the pendency of the Chapter 11 process.
On April 9, 2015, we entered into a superpriority priming debtor-in-possession term loan facility (“DIP Term Facility”) in an aggregate amount of up to $40.0 million, which is secured by the same collateral that secured the Term Loan and, subject to certain exceptions, other unencumbered assets of the loan parties, if any. Wilmington Trust, National Association serves as the administrative agent (the “DIP Term Agent”) under the DIP Term Facility. Certain of our current Term Loan lenders are the lenders under the DIP Term Facility. Proceeds of the DIP Term Facility will be used in accordance with the terms of a budget, including, without limitation: (1) to pay (a) all amounts due to DIP Term Facility lenders and the DIP Term Agent and (b) all professional fees and expenses incurred by the DIP Term Facility lenders and the DIP Term Agent and (2) to provide working capital, other general corporate purposes and to pay administration costs of the Chapter 11 proceedings and claims or amounts approved by the Bankruptcy Court.
After the Bankruptcy Court entered an interim order approving the DIP Term Facility on April 9, 2015, the DIP Term Facility became available to the borrowers in accordance with the terms of the DIP Term Facility. Amounts available to be drawn under the DIP Term Facility are funded by the DIP Term Lenders into an account at the DIP Term Agent (the “DIP Funding Account”) from which the borrower may draw funds subject to the terms of the DIP Term Facility, including without limitation that each such draw will be in accordance with the budget. The DIP Term Agent has the right to pay interest, fees and expenses of the term loans under the DIP Term Facility from the funds on deposit at the DIP Funding Account.
The covenants under the DIP Term Facility are largely consistent with the non-financial covenants under the current Term Loan, except that we have reduced flexibility to make discretionary investments, distributions, asset sales and incur additional debt outside the ordinary course of business, in addition to customary debtor-in-possession covenants related to, among other things, detailed information regarding variance from the budget and compliance with orders of the Bankruptcy Court. The DIP Term Facility matures upon the earliest of, among other things, (i) the 75th day the date on which the Chapter 11 proceedings are commenced; (ii) the earlier of the maturity date and the acceleration of the ABL Facility; (iii) the earlier of the effective date and the date of the substantial consummation of a plan of reorganization in the Chapter 11 proceedings; (iv) the date the bankruptcy court orders the conversion of the bankruptcy case to a Chapter 7 liquidation; (v) the acceleration of the loans or termination of the commitments under the DIP Term Facility, including, without limitation, as a result of the occurrence of an Event of Default; (vi) the date that is 30 days after the date the Bankruptcy Court enters an interim order if it has not entered a final order by such date; and (vii) other customary maturity events.
July 2014 Equity Investment and Credit Agreement Amendments
On July 30, 2014, we received a new equity investment of $20.0 million through the issuance of the Sponsor Preferred and warrants to purchase shares of our common stock (the “Sponsor Warrants”) to the MCP Funds. We used approximately $5.1 million of the proceeds of the new equity investment to pay fees and expenses in connection with the new equity investment and concurrent credit agreement amendments. We used the remaining $14.9 million of the proceeds to repay borrowings on our ABL Facility and fund future working capital needs, including past due vendor payments through borrowings on our ABL Facility. Concurrently with the new equity investment, we entered into a Waiver and Amendment No. 1 to Term Loan Agreement

(the “Term Loan Amendment”), which provided for, among other things, a waiver of the events of default that occurred as a result of the failure to comply with the consolidated leverage ratio and interest coverage ratio covenants for the fiscal quarter ended March 31, 2014 and certain amendments to the Term Loan Agreement. As a result of the Term Loan Amendment, we will not be required to comply with consolidated leverage ratio and the consolidated interest coverage ratio covenants until September 30, 2015. See “Covenant and Compliance Status.” We do not currently anticipate paying dividends on our common stock.
Concurrently with the issuance of the Sponsor Preferred, we entered into ABL Amendment No. 6, which is subject to borrowing base limitations and compliance with a fixed charge coverage ratio financial covenant if adjusted availability under the ABL Facility is below a specified amount. If adjusted availability (plus certain qualified cash) under the ABL Facility is below 12.5% of the maximum amount at such time, we would be required to comply with a minimum fixed charge coverage ratio of 1.0:1.0. As of December 31, 2014, we were not required to comply with a fixed charge coverage ratio. See “- Covenants and Financial Compliance Status” below. As of December 31, 2014, we had borrowings of $38.6 million and availability of $3.3 million under the ABL Facility (which includes a reduction of $10.6 million for outstanding standby letters of credit).
Debt and Credit Facilities
On May 21, 2013 in connection with the Business Combination, Universal refinanced the $150.0 million term loan facility obligations (the “Old Term Loan”) of Anchor Hocking and Oneida into the Term Loan and amended and restated the agreement that underlies the ABL Facility, which had a maximum initial commitment of $50.0 million. We had the ability to request an increase in the commitments under our ABL Facility to up to an additional $25.0 million in the aggregate, at the discretion of our lenders and subject to borrowing base limitation under the ABL Facility and compliance with a fixed charge coverage ratio financial covenant if adjusted availability under the ABL Facility is below a specified amount. We requested and were granted an increase of the maximum commitment under the ABL Facility by $5.0 million, to a total of $55.0 million, which was effective as of October 28, 2013. On June 30, 2014, July 15, 2014 and July 22, 2014, the Borrowers entered into further amendments to the ABL Credit Agreement to extend the period of increased availability through July 29, 2014. On July 30, 2014, the Borrowers and Universal entered into Amendment No. 6 to the ABL Credit Agreement (the “ABL Amendment No. 6”), which amended the ABL Facility to increase the maximum revolver amount available thereunder from $55.0 million to $60.0 million.
The following table is a summary of our debt outstanding as of December 31 (in thousands):

Debt Instrument	Interest Rate	Maturity Date	2014	2013
Term Loan	Variable	May 21, 2020	$248,090	$248,750
ABL Facility	Variable	May 21, 2018	38,646	15,635
Note payable - PBGC	4.50%	December 31, 2015	600	900
Capitalized leases	Various Fixed		—	171
Total Debt			287,336	265,456
Less: Current Portion			(287,336)	(2,972)
Long-Term Debt			$—	$262,484
Term Loan Credit Agreement
On May 21, 2013 (the “Term Loan Closing Date”), Borrowers, entered into the Term Loan, by and among the Borrowers, Universal, as a guarantor, each lender from time to time party thereto and Deutsche Bank AG New York Branch, as administrative agent. The Term Loan provides for a seven-year $250.0 million term loan. The Term Loan also permits the Borrowers to raise one or more incremental term loan facilities in an aggregate amount of up to $50.0 million if the consolidated first lien net leverage ratio, after giving effect to such incremental term loan facility, does not exceed 3.50:1.00, subject to certain other limitations and conditions.
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
On July 30, 2014, the Borrowers and Universal entered into the Term Loan Amendment, which provides for among other things, a waiver of the events of default that occurred as a result of the Borrowers’ failure to comply with the consolidated leverage ratio and interest coverage ratio covenants for the fiscal quarters ended March 31, 2014 and June 30, 2014, and amendments to the Term Loan. In connection with the Term Loan Amendment, the Borrowers paid an amendment fee of 0.5% of the Term Loan then outstanding. The Term Loan Amendment provided for an increase in the applicable interest rate margin of 2.00% for both Eurodollar Rate and Base Rate borrowings, of which 0.25% is payable in cash on a monthly basis and 1.75% is payable in kind on a quarterly basis.
As of December 31, 2014, at the Borrower’s option, borrowings under the Term Loan bore interest at a rate equal to either (i) in the case of base rate loans, a base rate equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50% and (c) the Eurodollar rate for a one-month interest period plus 1.00% (provided that the base rate will be deemed to be not less than 2.25%), plus a margin of 7.25%, or (ii) in the case of Eurodollar loans, a Eurodollar rate equal to (a) LIBOR divided by (b) one minus an applicable reserve requirement (subject to a LIBOR floor of 1.25% per annum), plus a margin of 8.25%. Principal amortization is payable in consecutive quarterly installments beginning September 30, 2013, in the amount of 0.25% of the amount of the Term Loan outstanding on the Term Loan Closing Date until maturity.
The Term Loan Amendment gave the Borrowers relief under the consolidated leverage ratio covenant and the interest coverage ratio covenants by eliminating the requirement to test these covenants until the quarter ending September 30, 2015, and amended the definition of Consolidated Adjusted EBITDA, which is used in the calculation of the financial covenants. As amended, the maximum consolidated leverage ratio financial covenant requires Universal to maintain a maximum consolidated leverage ratio (as calculated in accordance with the agreements governing the Term Loan) as of the last day of any fiscal quarter beginning with the quarter ending September 30, 2015 as follows:

Beginning with the quarter ending:	Maximum Consolidated Leverage Ratio
September 30, 2015	11.20 : 1.00
December 31, 2015	8.60 : 1.00
March 31, 2016	8.00 : 1.00
June 30, 2016	7.40 : 1.00
September 30, 2016	7.00 : 1.00
December 31, 2016 and thereafter	6.30 : 1.00
As amended, the minimum interest coverage ratio financial covenant requires Universal to maintain a consolidated interest coverage ratio (as calculated in accordance with the agreement governing Term Loan) as of the last day of any fiscal quarter beginning with the quarter ending September 30, 2015, as follows:

Beginning with the quarter ending:	Minimum Interest Coverage Ratio
September 30, 2015	1.25 : 1.00
December 31, 2015	1.55 : 1.00
March 31, 2016	1.70 : 1.00
June 30, 2016	1.75 : 1.00
September 30, 2016	1.75 : 1.00
December 31, 2016 and thereafter	1.75 : 1.00
The Term Loan Amendment added another financial covenant, which requires Universal to maintain a minimum consolidated Adjusted EBITDA for the two fiscal quarters ending March 31, 2015 of $10.9 million and a minimum consolidated Adjusted EBITDA for the three fiscal quarters ending June 30, 2015 of $15.7 million.

The Term Loan Amendment replaced the prior “Consolidated EBITDA” measure used in the calculation of covenant compliance with a new measure called “Consolidated Adjusted EBITDA.” Consolidated Adjusted EBITDA is defined in the Term Loan Amendment as consolidated net income plus depreciation expense, amortization expense, interest expense, tax expense, certain long-term incentive plan and other compensation expense, provision for LIFO and deferred variance adjustments for inventory valuations (provided that any amounts added back for provisions for LIFO and deferred variance adjustments for inventory valuations shall not exceed $3.5 million in any measurement period), extraordinary losses, non-cash non-recurring charges or non-cash restructuring charges, cash restructuring charges, fees and expenses, as well as any professional fees (provided that the aggregate amount of all cash restructuring charges, fees and expenses added back shall not exceed $2.5 million for any measurement period ending on or before June 30, 2015 and shall not exceed $5.0 million for any measurement period ending after June 30, 2015, and the restructuring charges, fees and expenses or professional fees related to the new equity investment that closed on July 30, 2014 are not subject to such limit), foreign currency translation gains or losses, fees, indemnities and expenses paid to the members of the board of directors, business interruption insurance proceeds, fees, costs or expenses incurred in connection with acquisitions or dispositions (whether consummated or not), the amount of certain “run rate” cost savings, operating expense reductions and cost synergies projected by us that are reasonably identifiable and factually supportable (subject to the limitation discussed below) and further adjusted to subtract, without duplication, cancellation of debt income arising as a result of the repurchase of Term Loans permitted under the agreement, non-cash gains included in consolidated net income, cash payments made in the measurement period in respect of non-cash charges taken in any prior measurement period, to the extent not deducted in the calculation of net income, actual fees, costs and expenses associated with the proceeds of business interruption insurance to the extent such amounts are the basis of such recovery and extraordinary gains.
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
Pursuant to the Term Loan Amendment, the time period during which voluntary prepayments of amounts outstanding under the Term Loan are permitted was extended so that the Borrowers may make voluntary prepayments, subject to prepayment premiums of 2.0% if made on or prior to March 31, 2015 and 1.0% if made after March 31, 2015 and on or prior to March 31, 2016.
In addition, the Term Loan Amendment provided for the issuance of the Lender Warrants to purchase an aggregate of 2,958,670 shares of our common stock with an exercise price of $0.01 per share and a term of seven years. The Lender Warrants provide for customary adjustments to account for any stock splits, recapitalizations, mergers, combinations, asset sales, stock dividends and similar events.
Asset-Based Revolving Credit Facility
On May 21, 2013, the Borrowers entered into the ABL Facility by and among the Borrowers, Universal, as a guarantor, each wholly-owned domestic subsidiary of the Borrowers party thereto, as guarantors (together with Universal, the “Guarantors”), each lender from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders. The agreement governing ABL Facility provides for a five year asset-based revolving credit facility in an initial aggregate principal amount of up to $50.0 million (which has been subsequently increased to $60.0 million as described below and may be further increased from time to time, the “maximum revolver amount”), subject to the borrowing base limitation and compliance with a fixed charge coverage ratio financial covenant if adjusted availability under the ABL Facility is below a specified amount, as described below. The facility matures on May 21, 2018. Up to an aggregate of $20.0 million will be available to the Borrowers for the issuance of letters of credit, which reduce availability under the ABL Facility.

The agreement governing the ABL Facility also provides for borrowings on same-day notice, referred to as “swingline loans.” Borrowing of a swingline loan will reduce availability under the ABL Facility. The Borrowers may request to increase the maximum revolver amount in increments of not less than $5.0 million not more than three times during the term of the ABL Facility, so long as the maximum size of the ABL Facility does not exceed $75.0 million. Any such increase in the maximum revolver amount must be agreed to by the lenders and/or certain other eligible lenders and will be subject to the borrowing base limitation described below. On October 28, 2013, we were granted an increase of the maximum commitment under the ABL Facility by $5.0 million to a total commitment of $55.0 million. On July 30, 2014, the Borrowers and Universal entered into Amendment No. 6, which amended the ABL Facility to increase the maximum revolver amount available thereunder from $55.0 million to $60.0 million, subject to the borrowing base limitation described below. Availability under the ABL Facility is subject to an asset-based borrowing formula based on eligible accounts receivable and inventory. At December 31, 2014, we had outstanding ABL Facility borrowings of approximately $38.6 million subject to variable interest rates (average rate of 2.9%) and excess availability under the ABL Facility of $3.3 million to be drawn upon as needed (which includes a reduction of $10.6 million for outstanding standby letters of credit). The ABL Facility is secured on a first-priority basis by certain current assets, such as accounts receivable, inventory, cash, securities, deposit accounts, and securities accounts.
Anchor Hocking and Oneida are co-borrowers under the ABL Facility. Borrowings under the ABL Facility are guaranteed, subject to certain customary exceptions and limitations, by Universal and Anchor Hocking’s and Oneida’s wholly-owned domestic subsidiaries and are secured by certain of Anchor Hocking’s and Oneida’s and such guarantors’ assets on a first-priority basis, other than those assets that secure the term loan on a first-priority basis, in which case such assets secure the ABL Facility on a second-priority basis.
The aggregate amount of revolving loans permitted to be made to the Borrowers under the ABL Facility may not exceed a borrowing base consisting of: (a) the lesser of (i) the maximum revolver amount, and (ii) the sum of certain eligible accounts receivable and certain eligible inventory (which eligible inventory shall not exceed 70% of the maximum revolver amount), minus (b) certain availability reserves which the administrative agent or the collateral agent deems necessary, including reserves for any amounts which either agent or any lender may be obligated to pay in the future for the account of any Borrower and, if and when availability is less than $10.0 million, reserves determined by the agents in respect of certain cash management and/or hedging obligations then outstanding. At December 31, 2014, our borrowing base was $60.0 million.
Borrowings under the ABL Facility bear interest at either: (i) LIBO Rate, plus a margin as described below or (ii) the Base Rate (which means for any day, a rate per annum equal to the greater of: (a) the Prime Rate in effect on such day, and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the LIBO Rate plus 1.00%), plus a margin as described below. For each of the LIBO Rate and Base Rate borrowings, the applicable margin is determined according to an availability matrix set forth below. The margin at December 31, 2014, was 2.00% and 1.00% for LIBO and Base Rate, respectively. In connection with amending and restating the ABL revolving credit facility (the “Old ABL Facility”), which had a maximum availability of $85.0 million, we capitalized deferred financing fees of $0.2 million and wrote off $0.3 million. As of December 31, 2014, approximately $1.0 million in deferred fees relating to the ABL Facility were being amortized over the remaining life of the agreement.
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
Covenants and Financial Compliance Status
As discussed above, the Company is in default under the Term Loan Agreement as a result of the receipt of a going concern qualification in our audit report. In addition to this covenant, the Term Loan and ABL Facility each contain customary operating and financial conditions and covenants, including but not limited to restrictions on additional indebtedness, mergers and acquisitions, liens, investments, issuances of capital stock by Universal and its subsidiaries, and dividends. In addition, the Term Loan required that a maximum leverage ratio and minimum interest coverage ratio be maintained, subject to the relief described below, and a Minimum Consolidated Adjusted EBITDA covenant tested as of the end of the quarters ending March 31, 2015 and June 30, 2015. The ABL Facility required that a certain minimum fixed charge coverage ratio be maintained if adjusted availability (as defined under the agreement governing the ABL Facility) is below 12.5% of the Maximum Revolver Amount, or $7.5 million, at December 31, 2014. At December 31, 2014, the fixed charge coverage ratio covenant under the ABL Facility was not required to be tested as adjusted availability (as defined under the agreement governing the ABL Facility) was greater than $7.5 million. Failure to satisfy any of the covenants could result in an event of default that could result in an inability to access the funds necessary to fund our operations.
Although the Term Loan Amendment gave us temporary relief from testing certain of the financial covenants in the near future, we will be required to comply with a minimum Consolidated Adjusted EBITDA covenant for the quarters ending March 31, 2015 and June 30, 2015 and consolidated leverage ratio and the consolidated interest coverage ratio covenants beginning with the quarter ending September 30, 2015. Our ability to comply with these covenants, when applicable, depends on a number of factors, some of which are outside of our control. Based on our current forecast, we believe that we will be able to maintain compliance with these financial covenants when they apply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual revenues are less than our current forecast, or if we do not achieve operational improvements and cost savings, we could violate the financial covenants again in the future.
If we are unable to comply with the financial covenants in the future, and we are not able to obtain a waiver or forbearance and an amendment from our lenders or equity contributions sufficient to utilize the equity “cure” provision in the agreement governing the Term Loan, it would result in an uncured event of default under the Term Loan. If an event of default under the Term Loan is not cured or waived, the indebtedness under the Term Loan could be declared immediately due and payable and, upon acceleration of the outstanding indebtedness under the Term Loan, we would be in default under our ABL Facility and we would be precluded from borrowing under our ABL Facility. If we are unable to borrow under the ABL Facility, we would need to meet our capital requirements using other sources. Alternative sources of liquidity may not be available on acceptable terms if at all. Even if we were able to obtain an amendment, forbearance agreement or waiver in the future, we might be required to agree to other changes to the Term Loan, including increased interest rates or premiums, more restrictive covenants and/or pay a fee for such amendment, forbearance agreement or waiver. Any of these events could have a material adverse effect on our business, financial condition and/or liquidity.
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
PBGC Promissory Note
On September 15, 2006, Oneida issued a $3.0 million promissory note to the Pension Benefit Guaranty Corporation payable in equal installments annually over ten years. As of December 31, 2014, approximately $0.6 million was outstanding on the promissory note. Interest with respect to the promissory note is paid annually at a rate of 4.5%. The promissory note matures on December 31, 2015.
U.K. Short Term Borrowing
Prior to the sale of our U.K. subsidiary, we maintained a borrowing facility to support its working capital requirements with Burdale Financial Limited, an affiliate of our U.S. lender, Wells Fargo (the “U.K. Revolver”). The borrowers under this facility were Oneida International Limited and Oneida U.K. Limited, indirect wholly-owned subsidiaries of EveryWare Global, Inc. The U.K. Revolver had a £7.0 million maximum collateral commitment based on eligible inventory and accounts receivable at our United Kingdom subsidiary. Borrowings under the U.K. Revolver were guaranteed by the Company. On August 21, 2014, Oneida UK Limited sold the share capital of Oneida International pursuant to an Agreement (the “Share Purchase Agreement”) with HUK 54 Limited (the “Buyer”), a subsidiary of Hilco Capital Limited, for consideration of an aggregate of £3.7 million consisting of indebtedness repaid by Buyer at closing, including the repayment of the U.K. Revolver. On the closing date, the Buyer repaid in full all outstanding amounts due and owing under the U.K. Revolver, including an early termination penalty. All of our commitments and obligations under the U.K. Revolver were terminated, including its guarantee of indebtedness thereunder.
Cash Flows
The table below sets forth our cash flow from operating, investing and financing activities from continuing operations in the periods presented:

	2014	2013
Cash flows from operating activities	$(25,602)	$(6,068)
Cash flows from investing activities	(5,782)	(17,307)
Cash flows from financing activities	40,213	23,090
Effect of exchange rate changes	(259)	(129)
Net cash (used in) provided by discontinued operations:	$(3,972)	$982
Total	$4,598	$568
Discussion of 2014 vs. 2013 Cash Flow
Net cash used in operating activities was approximately $25.6 million for 2014, compared to cash used in operating activities of approximately $6.1 million for 2013. For the year ended December 31, 2014, net cash used in operating activities was primarily due to our net operating loss, which was partially offset by a $9.1 million decrease in working capital, consisting of a decrease of $32.8 million in inventory and $8.6 million of accounts receivable and lower accounts payable of $32.2 million and the non-cash impacts relating to our loss on extinguishment of debt, loss on discontinued operations, and valuation allowance on our deferred tax expense. For the year ended December 31, 2013, net cash used in operating activities was primarily due to our net operating loss, an increase of $3.4 million in working capital, including an increase of $3.9 million in inventory and $2.3 million of accounts receivable and an increase in accounts payable of $4.9 million.

Net cash used in investing activities was approximately $5.8 million for 2014, compared to net cash used of approximately $17.3 million for 2013. The net cash used in investing activities primarily reflect capital expenditures made during that period.
Net cash provided by financing activities was approximately $40.2 million for 2014, compared to net cash provided by financing activities of approximately $23.1 million in 2013. Net cash provided by financing activities in 2014 relate to net borrowings under our ABL Facility needed to fund working capital requirements and the proceeds related to the new equity investment from certain funds affiliated with Monomoy Capital Partners. Net cash provided by financing activities in 2013 included the following activities in connection with the Business Combination: (i) borrowings of $250.0 million under our new term loan; (ii) receipt of $16.5 million from the issuance of common stock; (iii) repayment of $145.2 million of long-term debt, (iv) redemption of $46.7 million of shares of common stock; and (v) the payment of $90.0 million of cash consideration to the equity holders of Former EveryWare.
Contractual Obligations and Commercial Commitments
The following table reflects our contractual obligations as of December 31, 2014:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Long-term debt obligations	$287,336	$287,036	$300	$—	$—
Estimated interest payments	129,385	24,598	48,799	46,539	9,449
Operating lease obligations	46,492	5,556	9,715	7,462	23,759
Pension and other post-retirement funding	21,724	1,880	3,907	4,104	11,833
Total	$484,937	$319,070	$62,721	$58,105	$45,041
We have recorded a liability of approximately $0.5 million of unrecognized tax benefits, inclusive of $0.1 million of interest, and we are uncertain as to if or when such amounts may be settled.
Since December 31, 2014, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that could have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.
We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities, duty and customs bonds and for leases on equipment and facilities. These letter of credit contracts are usually extended on a year-to-year basis. As of December 31, 2014, we had outstanding letters of credit of $10.6 million. We do not believe that these letters of credit will be required to be drawn.
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
Revenue Recognition – Revenues consist of sales to customers and license fees. We recognize revenue when (1) delivery has occurred or services have been rendered, (2) persuasive evidence of an arrangement exists, (3) there is a fixed or determinable price and (4) collectability is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when legal title passes to the customer for substantially all of our revenues. Retail store revenues are recognized at the time of sale. Amounts charged to customers for shipping are recognized in revenues. We establish an allowance for merchandise returns and rebates based on historical experience, product sell-through performance by product and by customer, current and historical trends in the tableware industry, and changes in demand for our products. A returns reserve is accrued for the estimated sales value of the projected merchandise returns less the estimated related cost of sales. Rebate allowances are estimated and deducted from revenue at the time that revenue is recognized.
Allowance for Doubtful Accounts – The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries, and current economic market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general, and administrative expense. Account balances are charged off against the allowance when recovery is considered remote.
Inventory Reserves – We reduce our inventory value for the estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of the inventory and the net realizable value based upon assumptions about future demand and market conditions. In addition, we maintain a revaluation reserve to adjust the value of our finished goods inventory to approximate actual cost. Our calculation of the factory manufacturing variance capitalized in inventory was based on historical experience. In the fourth quarter 2013, we identified a deviation from historical experience resulting in an increase in the inventory revaluation reserve of $5.9 million, or $0.35 per diluted share, which was accounted for as a change in accounting estimate.
Goodwill, Intangible and Long-Lived Assets – Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, utilizing the two-step approach, in the fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The first step requires the determination of the fair value of the reporting unit compared to the book value of that reporting unit. If the book value exceeds the fair value, a second step impairment test is required to measure the amount of impairment
Implied fair value of goodwill is determined by considering both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. The inputs used for this analysis are considered as Level 3 inputs in the fair value hierarchy. See Note 2 for further discussion of the fair value hierarchy.
We review definite-lived intangible and long-lived assets for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If an indicator exists, a determination is made by management to ascertain whether property and equipment and certain definite-lived intangibles are recoverable based on the sum of expected future undiscounted cash flows from operating activities. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. If the estimated undiscounted net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write- down the assets to fair value as determined from expected discounted future cash flows. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain. The inputs used for this analysis are considered as Level 3 inputs in the fair value hierarchy. See Note 2 for further discussion of the fair value hierarchy.

We performed a sensitivity analysis which included several combinations of reasonably possible scenarios with regard to our long-term growth rate assumptions. If our growth rate declines by 2% or more a portion or all of our intangible assets may be impaired in future periods. Additionally if our growth rate declines by 9% or more a portion or all of our goodwill and intangible assets may be impaired in future periods. While the Company believes that this sensitivity analysis provides a reasonable basis on which to evaluate the recovery of our goodwill and intangibles, other facts or circumstances may arise that could impact the impairment assessment and therefore this sensitivity analysis should not be used as the sole predictor.
For further information on our goodwill and intangible assets, see Notes 2 and 9 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.
Self-Insurance Reserves – We maintain self-insurance coverage for certain of our casualty insurance programs, such as workers’ compensation and general liability, and employee healthcare benefits. For our U.S. based employees, prior to July 7, 2013 Oneida was fully insured for its U.S. medical benefits while Anchor Hocking was self-insured. Beginning July 7, 2013, both companies joined into a new self-insured medical plan. In May 2011, Oneida terminated its self-insured status for workers’ compensation in New York State and was fully insured for claims incurred post-termination.
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
Employee Benefit Plans – We sponsor various qualified and non-qualified pension plans in the United States that cover all eligible employees, as defined. Our qualified pension liability relates to two defined benefit plans covering the former salaried and union employees of Buffalo China, Inc., a subsidiary located in the U.S., which are frozen. Our non-qualified pension plan liability relates to two unfunded plans designed to provide additional retirement benefits to former executives of our Oneida subsidiary; the Supplemental Executive Retirement Plan and the Restoration Plan. We also sponsor various other post-retirement benefit plans of our Anchor Hocking and Oneida subsidiaries which provide certain healthcare and life insurance benefits. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations.
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
Discount Rate – The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and other post-retirement benefit obligations. In estimating this rate, we consider rates of return on high quality fixed-income investments included in various published bond indexes.  We consider the Citigroup Pension Discount Curve in the determination of the appropriate discount rate assumptions. The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The discount rate at December 31, 2014 is used to measure the year-end benefit obligations and the earnings effects for the subsequent year. A higher discount rate decreases the present value of benefit obligations and decreases pension expense. We use a third-party advisor to assist us in determining our discount rate assumption. The weighted average rate we used to measure our U.S. pension obligation as of December 31, 2014 and 2013 was 3.80% and 4.95%, respectively.

Expected Long-Term Rate of Return – The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy, and our expectations for long-term rates of return.  Our pension plan investment strategy is reviewed annually and is established based upon plan liabilities, an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments.  We use a third-party advisor to assist us in determining our investment allocation and modeling our long-term rate of return assumptions. For 2014 and 2013, we assumed an expected long-term rate of return on plan assets of 8.0% for our U.S. pension plans, respectively.
Rate of Compensation Increases – The rate of salary increase is based on our historical experience and expectations. For 2014 and 2013, we did not assume an annual salary rate increase, respectively.
Health Care Cost Trend Rates – The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, and changes in the health status of the plan participants. For measurement purposes, we did not assume an annual rate of increase in the per capita cost of covered health care benefits for 2014 and 2013, respectively. A one percent increase or decrease in the health care cost trend rate would not have a material impact upon our other post-retirement benefit expense.
Income Taxes – We are subject to income taxes in the U.S. and various foreign jurisdictions. Management judgment is required in evaluating our tax positions and determining our provision for income taxes. Throughout the course of business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. When management believes certain tax positions may be challenged despite our belief that the tax return positions are supportable, we establish reserves for tax uncertainties based on estimates of whether additional taxes will be due. We adjust these reserves taking into consideration changing facts and circumstances such as an outcome of a tax audit. The income tax provision includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FASB ASC Topic 740 “Income Taxes” (“ASC 740”).
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
The Anchor Merger resulted in the formation of a new U.S. consolidated federal tax group. As such, the net deferred tax assets of the Company were assessed for future realization and the need for a valuation allowance related to the deferred tax asset. As a result of this assessment, during 2012 we recorded an additional $2.7 million valuation allowance, and for the year ended December 31, 2013, we recorded $8.4 million of additional valuation allowance based on a scheduling methodology used in 2012. This excludes deferred income tax liability associated with indefinite life intangible assets, which cannot be used to offset deferred tax assets when assessing the need or amount of a valuation allowance. The deferred income tax liability represents the book to tax difference on indefinite lived Oneida trade names and goodwill, which totaled approximately $9.2 million and $9.8 million at December 31, 2014 and 2013, respectively.
Derivatives and Hedging – We use various derivative contracts to manage a variety of our risks, including risks related to changes in commodity prices and foreign currency rates. The requirements necessary to apply hedge accounting to these contracts are well defined and must be documented at the inception as well as throughout the term of the contract. If we would fail to accurately document these requirements, the contract would not be eligible for hedge accounting treatment and any changes to the fair market value of the contract would be recorded directly to earnings. The accompanying financial statements reflect immaterial consequences of hedge accounting for certain contracts. We continuously monitor all foreign exchange rates and energy rates relevant to us in order to be able to initiate appropriate hedging activities immediately if the current market situation changes.
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
Share-Based Compensation – Share-based compensation is accounted for in accordance with FASB ASC Topic 718, Compensation - Stock Compensation (“ASC 718”) and FASB ASC Topic 505-50, Equity - Equity Based Payment to Non-Employees (“ASC 505-50”), which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of operations over the requisite service periods. The Company uses the straight line method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For stock options granted in 2014 and 2013, the compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718.
As of December 31, 2014, the total unrecognized compensation cost related to unvested options was approximately $0.2 million for the non-performance options and approximately $0.1 million for the performance options. Fair value of the non-performance options was based on an independent valuation of the Company’s stock utilizing discounted cash flow and market approaches and the fair value of the performance-vesting options was based on an option pricing model utilizing the fair value of the stock subjected to the probability of a change in control.
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

We have audited the accompanying consolidated balance sheets of EveryWare Global, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EveryWare Global Inc. and subsidiaries at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP
New York, New York
April 14, 2015

.

EVERYWARE GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2014 and 2013

	2014	2013
	(In thousands, except per share amounts)
Revenues:
Net sales	$347,577	$401,054
License fees	6,404	6,505
Total revenues	353,981	407,559
Cost of sales	309,717	328,754
Gross margin	44,264	78,805
Operating expenses:
Selling and administrative expense	74,682	63,046
Restructuring expense	131	77
Loss on disposal of assets	213	38
Long-lived asset impairment	2,316	908
Goodwill, intangible asset impairment	3,216	—
Total operating expenses	80,558	64,069
Operating (loss) income from continuing operations	(36,294)	14,736
Other (income) expense, net	(222)	2
Loss on extinguishment of debt	22,195	7,834
Interest expense	24,026	19,892
Loss from continuing operations before income taxes	(82,293)	(12,992)
Income tax expense	20,251	2,526
Net loss from continuing operations	(102,544)	(15,518)
Net loss from discontinued operations (Note 5)	(17,048)	(1,900)
Net loss	(119,592)	(17,418)
Less: Non-controlling interest in subsidiary’s loss	(114)	(17)
Net loss attributable to the company	(119,478)	(17,401)
Less: Preferred stock dividend	1,354	—
Net loss attributable to common stockholders	$(120,832)	$(17,401)

Basic loss per share attributable to common stockholders:
Net loss from continuing operations	$(4.99)	$(0.92)
Net loss attributable to common stockholders	$(5.88)	$(1.03)

Diluted loss per share attributable to common stockholders:
Net loss from continuing operations	$(4.99)	$(0.92)
Net loss attributable to common stockholders	$(5.88)	$(1.03)

Weighted average shares outstanding:
Basic	20,565	16,832
Diluted	20,565	16,832
The accompanying notes are an integral part of these consolidated financial statements.

EVERYWARE GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31, 2014 and 2013

	2014	2013
	(In thousands)
Net loss	$(119,592)	$(17,418)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:	(1,046)	167
Pension and other post-retirement benefit plans:	(10,317)	5,791
Natural gas hedge adjustments:	(42)	1,267
Other comprehensive (loss) income, net of tax	(11,405)	7,225
Comprehensive loss	$(130,997)	$(10,193)
Less: Comprehensive loss attributed to noncontrolling interests	(114)	(17)
Comprehensive loss attributable to common stockholders	$(130,883)	$(10,176)
The accompanying notes are an integral part of these consolidated financial statements.

EVERYWARE GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

(In thousands, except share and per share amounts)	2014	2013
ASSETS
Current Assets:
Cash	$7,838	$2,143
Trade accounts receivable, net of allowances of $8,401 and $4,635, respectively	31,847	43,969
Other accounts and notes receivable	3,435	3,790
Inventories	85,460	111,153
Assets held for sale	425	2,000
Income tax receivable	563	563
Deferred income tax asset	—	5,622
Other current assets	11,829	4,968
Current assets of discontinued operations	—	30,615
Total current assets	141,397	204,823
Property, plant and equipment, net	43,848	53,610
Goodwill	8,452	8,467
Intangible assets, net	39,951	47,136
Deferred income tax asset	—	14,717
Other assets	476	8,156
Non-current assets of discontinued operations	—	3,257
Total Assets	$234,124	$340,166
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$28,998	$48,910
Accrued liabilities	24,879	24,296
Income taxes payable	40	155
Accrued pension	1,820	1,763
Long-term debt classified as current	287,336	2,972
Other current liabilities	—	104
Current liabilities of discontinued operations	—	19,495
Total current liabilities	343,073	97,695
Revolver	—	15,635
Long-term debt	—	246,849
Pension and other post-retirement benefits	9,794	3,798
Income taxes payable	454	454
Deferred income tax liability	9,185	9,819
Deferred gain-sale/leaseback	14,376	15,496
Other long-term liabilities	14,545	12,880
Non-current liabilities of discontinued operations	—	(1,052)
Total liabilities	391,427	401,574
Commitments and contingencies (Note 11)
Contingently redeemable Series A Preferred Stock $.0001 par value; 21,200 shares issued and outstanding, respectfully	22,554	—
Stockholders’ equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding, respectfully	—	—
Common stock $.0001 par value; 100,000,000 shares authorized; 20,582,427 and 20,540,193 issued and outstanding, respectfully	2	2
Additional paid-in capital	14,543	641
Retained deficit	(184,593)	(63,761)
Accumulated other comprehensive (loss) income	(9,678)	1,727
Total EveryWare stockholders’ deficit	(179,726)	(61,391)
Non-controlling interest	(131)	(17)
Total stockholders’ deficit	(179,857)	(61,408)
Total liabilities and stockholders’ deficit	$234,124	$340,166
The accompanying notes are an integral part of these consolidated financial statements

EVERYWARE GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2014 and 2013

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accum. Other Comp. (Loss) Income	Total Stockholders’ Equity (Deficit)	Non-Controlling Interest	Total
	Shares	Amount
	(In thousands, except share data)
BALANCE — December 31, 2012	25,832	$748	$22,444	$(9,001)	$(5,498)	8,693	$—	$8,693
Merger with parent stock exchange	12,164,168	(3,241)	(39,057)	(34,864)	—	(77,162)	—	(77,162)
Issuance of stock	8,350,193	—	16,500	—	—	16,500	—	16,500
Accrued dividends	—	2,495	—	(2,495)	—	—	—	—
Share-based compensation expense	—	—	754	—	—	754	—	754
Comprehensive income (loss):
Net loss	—	—	—	(17,401)	—	(17,401)	(17)	(17,418)
Foreign currency translation adjustment	—	—	—	—	167	167	—	167
Pension liability adjustment, net of tax	—	—	—	—	5,791	5,791	—	5,791
Natural gas hedge adjustments	—	—	—	—	1,267	1,267	—	1,267
Total comprehensive loss						(10,176)	(17)	(10,193)
Non-controlling interests	—	—	—	—	—	—	—	—
BALANCE — December 31, 2013	20,540,193	$2	$641	$(63,761)	$1,727	$(61,391)	$(17)	$(61,408)
Merger with parent stock exchange	—	—	—	—	—	—	—	—
Issuance of stock	42,234	—	13,828	—	—	13,828	—	13,828
Accrued dividends	—	—	—	(1,354)	—	(1,354)	—	(1,354)
Share-based compensation expense	—	—	74	—	—	74	—	74
Comprehensive income (loss):
Net loss	—	—	—	(119,478)	—	(119,478)	(114)	(119,592)
Foreign currency translation adjustment	—	—	—	—	(1,046)	(1,046)	—	(1,046)
Pension liability adjustment, net of tax	—	—	—	—	(10,317)	(10,317)	—	(10,317)
Natural gas hedge adjustments	—	—	—	—	(42)	(42)	—	(42)
Total comprehensive loss						(130,883)	(114)	(130,997)
Non-controlling interests	—	—	—	—	—	—	—	—
BALANCE — December 31, 2014	20,582,427	$2	$14,543	$(184,593)	$(9,678)	$(179,726)	$(131)	$(179,857)
The accompanying notes are an integral part of these consolidated financial statements.

EVERYWARE GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014 and 2013

(Amounts in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(102,544)	$(15,518)
Adjustments to reconcile net income to net cash provided by operating activities:
Shared-based compensation expense	74	754
Depreciation and amortization	18,656	15,821
Amortization of deferred gain on sale-leaseback	(1,119)	(1,120)
Noncash amortization of debt financing costs	1,415	1,672
Paid-in-kind interest	1,840	—
Allowance for doubtful accounts	580	(376)
Allowance for inventory valuation	(992)	(1,422)
Loss on early extinguishment of debt	22,195	6,488
Pension and other post-retirement plan contributions	(755)	(625)
Loss on disposal of assets	214	43
Deferred income tax expense	19,705	2,685
Long-lived asset impairment	2,316	908
Goodwill and intangible asset impairment	3,216	—
Change in other operating items:
Accounts receivable	11,465	2,846
Inventories	26,236	(6,530)
Other Assets	(7,762)	(17,726)
Accounts payable	(19,912)	12,332
Accrued liabilities	353	(6,566)
Other liabilities	(783)	266
Net cash used in operating activities	(25,602)	(6,068)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,880)	(16,473)
Proceeds from disposal/sale of property, plant and equipment	98	—
Other investing activities, net	—	(834)
Net cash used in investing activities	(5,782)	(17,307)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowings (repayments) under revolving credit facility	23,012	(19,540)
Net proceeds from long term debt	—	239,343
Net repayments of long term debt	(2,799)	(136,188)
Cash paid to EveryWare stockholders	—	(90,000)
Redemption of warrants	—	(5,838)
Redemption of ROI shares	—	(46,741)
Cash from ROI trust	—	75,173
Proceeds from issuance of warrants / common stock, net	20,000	16,500
Equity issuance costs	—	(9,619)
Net cash provided by financing activities	40,213	23,090
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(259)	(129)
DISCONTINUED OPERATIONS:
Net cash used in operating activities	(1,474)	(738)
Net cash used in investing activities	(56)	(4,303)
Net cash (used in) provided by financing activities	(2,585)	6,119
Effect of currency exchange rate changes on cash	143	(96)
Net cash (used in) provided by discontinued operations	(3,972)	982
NET INCREASE IN CASH	4,598	568
CASH:
Beginning of period	3,240	2,672
End of period	7,838	3,240
Less cash of discontinued operations end of period	—	1,097
End of period of continuing operations	$7,838	$2,143
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$24,875	$19,412
Cash paid (received) for income taxes, net	$203	$219

The accompanying notes are an integral part of these consolidated financial statements.

EVERYWARE GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014 and 2013
1. Organization, Basis of Presentation and Ability to Continue as a Going Concern
EveryWare Global, Inc. and its subsidiaries, (“EveryWare” or the “Company”) is a leading marketer of tabletop and food preparation products for the consumer, foodservice and specialty markets. We operate our business in four segments: consumer, foodservice, specialty and international. International includes all countries in which we operate other than the U.S. and Canada.
We offer a comprehensive line of tabletop and food preparation products, such as bakeware, beverageware, serveware, storageware, flatware, dinnerware, crystal, banquetware and hollowware; premium spirit bottles; cookware; gadgets; candle and floral glass containers; and other kitchen products. We market our products globally under the Anchor Hocking®, Anchor®, Anchor Home®, FireKing®, ONEIDA®, Buffalo China®, Delco® and Sant’ Andrea® brands. Our customers range from Fortune 500 companies to medium and small-sized companies in the consumer, foodservice, business-to-business and e-commerce channels. We own and operate glass manufacturing plants in the U.S., in Lancaster, Ohio and Monaca, Pennsylvania. We source a variety of tableware products from third parties, primarily in Asia and Europe.
The commencement of the Chapter 11 Cases (defined in Note 23 below) raises substantial doubt as to whether the Company will be able to continue as a going concern. The audited consolidated financial statements have been prepared using the same accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities Exchange Commission (“SEC”), as applied by the Company prior to the Chapter 11 Cases. While the Company and its subsidiaries have filed for Chapter 11 and been granted creditor protection, the consolidated financial statements continue to be prepared using the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. If the going concern basis is no longer appropriate, adjustments will be necessary to the carrying amounts and/or classification of the Company’s assets and liabilities. The consolidated financial statements do not reflect any adjustments related to conditions that arose subsequent to December 31, 2014.
2. Significant Accounting Policies
Principles of Consolidation – The accompanying consolidated financial statements include the accounts of our wholly-owned or controlled subsidiaries. The Company uses a calendar year ended December 31. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. Certain reclassifications have been made to prior year amounts to conform to current year presentation.
Revenue Recognition – Revenues consist of sales to customers and license fees. We recognize revenue when (1) delivery has occurred or services have been rendered, (2) persuasive evidence of an arrangement exists, (3) there is a fixed or determinable price, and (4) collectability is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when legal title passes to the customer for substantially all of our revenues. Retail store revenues are recognized at the time of sale. Amounts charged to customers for shipping are recognized in revenues. We establish an allowance for merchandise returns and rebates based on historical experience, product sell-through performance by product and by customer, current and historical trends in the tableware industry and changes in demand for our products. A returns reserve is accrued for the estimated sales value of the projected merchandise returns less the estimated related cost of sales. Rebate allowances are estimated and deducted from revenue at the time that revenue is recognized.
The Company licenses the ONEIDA®, VINERS®, and SANT’ANDREA® names for the use of third parties on products complementary to our own core tableware lines. In accordance with the terms of these license agreements, license fees are received quarterly and are based on a percentage of the licensee’s reported sales. Revenue is recognized monthly as fees are earned. Of the total $6.4 million and $6.5 million license fees received by the Company during the years ended December 31, 2014 and 2013, $6.1 million and $6.0 million respectively, are concentrated with one licensee (Robinson Home Products, Inc.).
Cost of Sales and Expenses – Cost of sales includes product costs such as products purchased for resale, material costs such as raw materials and supplies, direct and indirect labor and overhead, freight, warehousing and distribution costs. Purchasing, receiving, and inspection costs are considered cost of sales. Cost of sales also includes license fees paid to owners of intellectual property used in our products and royalty payments or commissions paid to secure product design rights.
Operating expenses are period costs and include selling and administrative expense, restructuring expense, (gain) loss on disposal of fixed assets, and intangible and long-lived asset impairments. Selling and administrative expense includes salaries, employee benefits, travel expenses, promotional expenses, advertising costs, professional fees, transaction costs, and management fees.
Advertising Costs – We expense advertising costs as incurred during the year. Through December 31, 2014, the Company maintained cooperative advertising agreements with major customers. These agreements grant a customer an allowance for advertising the Company’s products in their various catalogs, promotional materials, and retail inserts.
U.S. GAAP requires cash consideration given by a vendor to a customer to be shown as advertising expense when the vendor receives an identifiable benefit and the fair value of such benefit can be reasonably estimated. In addition, we advertise our products through the web, and record the expenses within selling and administrative expenses in the consolidated statement of operations. Product and cooperative advertising were reported in the statement of operations and amounted to approximately, $2.2 million and $3.3 million, for the years ended December 31, 2014 and 2013, respectively.
Freight Costs – Freight costs charged to customers are classified as revenues. Freight expenses of $12.0 million and $11.9 million are included in cost of sales for the years ended December 31, 2014 and 2013, respectively.
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
Foreign Currency Translation – Our functional currency is the local currency. Accordingly, all assets and liabilities of our foreign subsidiaries are translated using exchange rates in effect at the end of the period and revenue and costs are translated using average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive loss in stockholders’ equity. Translation gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.
Cash - Cash consists of deposits with high credit-quality financial institutions.
Accounts Receivable – Trade accounts receivable are stated at current value less allowances, which approximates fair value. We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. This is accomplished through two contra-receivable accounts - returns and allowances and allowance for doubtful accounts.
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
Concentrations of Credit Risk – Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We sell products to various companies throughout the world in the ordinary course of business. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses. The Company has one customer that accounted for approximately 16% of invoiced sales for the years ended December 31, 2014 and 2013. This customer made up approximately 25% and 13% of the outstanding trade receivables balance at December 31, 2014 and 2013, respectively. No other customer accounted for more than 10% of our net sales during these periods.
Assets Held for Sale – Assets held for sale consist of the following for the years ended December 31, (in thousands):

	2014	2013
Oneida, New York office building	$425	$2,000
We recognized an impairment charge for the years ended December 31, 2014 and 2013, relating to the write-down of our Oneida office building of approximately $1.6 million and $0.3 million, respectively
Inventories – Manufactured or purchased inventories located at our Lancaster, Ohio, and Monaca, Pennsylvania, facilities are valued at the lower of cost or market on a first-in, first-out basis. Inventories at all other locations are valued at the lower of cost or market, as determined by the weighted-average cost method. Cost includes applicable material, labor, and overhead. Certain finished goods inventory is valued at standard cost that is periodically adjusted to approximate actual cost. Inventory quantities on-hand are regularly reviewed and, where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements driven by expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product. Our calculation of the factory manufacturing variance capitalized in inventory was based on historical experience. In the fourth quarter of 2013, we identified a deviation from historical experience resulting in an increase in the inventory revaluation reserve by $5.9 million, or $0.35 per diluted share, which was accounted for as a change in accounting estimate.
Deferred Gain – Sale/Leaseback – Anchor Hocking, LLC (“Anchor Hocking”) is party to a sale/leaseback agreement whereby it will lease a distribution center located in Lancaster, Ohio for a period of approximately 20 years beginning on October 5, 2007 and ending on October 1, 2027. The annual basic rent is approximately $2.3 million with 2% annual increases beginning in years two through ten, and 1.5% annual increases for the remaining ten years of the lease. The Company recognized a gain of approximately $22.5 million on the sale, which has been deferred and is being amortized over the life of the lease. The remaining gain to be amortized is approximately $14.4 million and $15.5 million at December 31, 2014 and 2013, respectively.
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
Implied fair value of goodwill is determined by considering both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. The inputs used for this analysis are considered as Level 3 inputs in the fair value hierarchy.
Intangible Assets - Definite-Lived – We review definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If the estimated undiscounted cash flows are less than the carrying amount of such assets, we recognize an impairment loss in an amount necessary to write-down the assets to fair value as estimated from expected future discounted cash flows. Estimating the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain. The inputs used for this analysis are considered as Level 3 inputs in the fair value hierarchy. Definite-lived intangible assets are amortized on a straight-line basis over the estimated life of the asset. See Note 9 for additional information on our goodwill and intangible assets.
Derivatives Transactions – We account for derivatives in accordance with FASB ASC 815 Derivatives and Hedging (“ASC 815”). We utilize derivative financial instruments to hedge commodity price risks associated with natural gas requirements, and foreign exchange rate risks associated with the effects of foreign currency fluctuations. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The natural gas commodity price hedges qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationship involving these derivative instruments. Any hedges that do not qualify as highly effective or if the Company does not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Cash flows from foreign exchange contracts do not meet hedge requirements and are classified as an operating activity.
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
Self-Insurance – We maintain self-insurance coverage for certain of our casualty insurance programs, such as workers’ compensation and general liability, and employee healthcare benefits. For our U.S. based employees, prior to July 7, 2013, Oneida was fully insured for its U.S. medical benefits while Anchor Hocking was self-insured. Beginning July 7, 2013, both companies joined into a new self-insured medical plan. In May 2011, Oneida terminated its self-insured status for workers’ compensation in New York State and was fully insured for claims incurred post-termination. Self-insurance liabilities are calculated based on claims filed and an estimate of claims incurred but not yet reported.
Employee Benefit Plans – The actuarial determination of our obligations and expense for our sponsored pension and other post-retirement benefits is dependent on our selection of assumptions including the discount rate, expected long-term rate of return on plan assets, rates of compensation increase and health care cost trend rate. Significant differences between actual experience and significant changes in assumptions may materially affect pension and other-postretirement obligation expense.
Recently Issued Accounting Pronouncements – In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” This ASU requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument issued in the form of a share, including the embedded derivative feature that is being evaluated for separate accounting from the host contract when evaluating whether the host contract is more akin to debt or equity. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015; early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements and footnote disclosures.
In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ASU becomes effective for annual periods ending after December 15, 2016 and for interim periods thereafter. We are currently evaluating the impact that this standard will have on our consolidated financial statements and footnote disclosures.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance in FASB ASC 605, Revenue Recognition, including industry-specific guidance.  The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  The ASU becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  We are currently evaluating the impact that this standard will have on our consolidated financial statements and footnote disclosures.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The provisions of this ASU are effective prospectively for fiscal years beginning after December 15, 2014. We are currently evaluating the impact of this new ASU.

3. Fair Value Measurement
At December 31, 2014, our financial instruments consist of cash, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments. For intangible assets, we used a relief from royalty method to estimate the fair value. For goodwill, we used a combination of discounted cash flows and a market comparable analysis to estimate fair value. The carrying amounts of long term debt approximate fair value based on interest rates currently available for instruments with similar terms.
The fair values of our assets and liabilities measured on a recurring basis as of December 31, are categorized as follows (in thousands):

	2014				2013
Asset (liability):	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Natural gas futures	$—	$—	$—	$—	$67	$—	$67	$—
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
The following table summarizes the notional amount of our open natural gas futures at December 31, (in thousands):

	2014		2013
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Natural gas futures	$—	$—	$6,580	$6,647
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as accounting hedges at December 31, (in thousands):

		2014		2013
		Fair Value		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Natural gas futures	Other current assets	$—	$—	$67	$—

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives designated as accounting hedges and those that are not at December 31, (in thousands). See Note 18 for additional information about reclassifications out of Accumulated Other Comprehensive Income:

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in OCI on		Location of Gain or (Loss)	Reclassified from OCI
	Derivatives		Reclassified from OCI	into Income
Derivatives designated as hedging instruments	(Effective Portion)		into Income	(Effective Portion)
	2014	2013	(Effective Portion)	2014	2013
Natural gas futures	$179	$81	Cost of Revenues	$246	$(1,211)

	Amount of Gain or (Loss)
	Recognized in		Location of Gain or (Loss)
	Income on		Recognized in
Derivatives not designated as hedging instruments	Derivatives		Income on
	2014	2013	Derivatives
Foreign exchange contracts	$—	$(65)	Other (Income) Expense
4. Business Combination
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
On May 21, 2013 (the “Closing Date”), pursuant to the Merger Agreement, the Business Combination was consummated. In connection with the Business Combination, we redeemed 4,679,627 shares of our common stock pursuant to the terms of our second amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of $46.7 million. In the Business Combination, we paid the following consideration to the former equity holders of Former EveryWare: (i) $90.0 million in aggregate cash consideration, (ii) 12,190,000 shares of our common stock and (iii) 3,500,000 additional shares which are subject to forfeiture in the event that the trading price of our common stock does not exceed certain price targets subsequent to the closing (the “Earnout Shares”).
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
As of the Closing Date, 22,045,373 shares of common stock of the Company and warrants exercisable for 5,838,334 shares of common stock were outstanding. The 22,045,373 shares of common stock included 3,500,000 of Earnout Shares and 551,471 shares held by the sponsors of ROI, that were subject to forfeiture until certain price targets were achieved. In the event the last sale price of our common stock does not equal or exceed certain price targets subsequent to the Closing Date (as adjusted for stock splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30 trading day period on or prior to the fifth anniversary of the Closing Date, each Former EveryWare stockholder would forfeit any and all rights to a pro rata portion of the shares which were issued at the closing as part of the Earnout Shares.

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
Accounting Treatment of Business Combination
Former EveryWare is considered the acquirer of ROI for accounting purposes, and the Business Combination has been accounted for as a recapitalization of Former EveryWare because it obtained effective control of ROI. There was no change in control since Former EveryWare’s operations comprise the ongoing operations of the combined entity, its senior management became the senior management of the combined entity, and its former owners own a majority voting interest in the combined entity and are able to elect a majority of the combined entity’s board of directors. Accordingly, the Business Combination does not constitute the acquisition of a business for purposes of ASC 805 “Business Combinations.” As a result, the assets and liabilities of Former EveryWare and ROI are carried at historical cost and therefore we have not recorded any step-up in basis or any intangible assets or goodwill as a result of the Business Combination. All direct costs of the Business Combination are offset to additional paid-in-capital. The financial statements presented herein are those of Former EveryWare for all periods prior to the Business Combination.
In the consolidated financial statements, the recapitalization of the number of shares of common stock attributable to Former EveryWare stockholders is reflected retroactively to January 1, 2012. Accordingly, the number of shares of common stock presented as outstanding as of January 1, 2012, totaled 12,190,000, consisting of the number of shares of common stock issued to Former EveryWare stockholders.
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
Metalrax Acquisition/Disposition
On June 18, 2013, we completed the acquisition of the Samuel Groves and George Wilkinson business divisions of Metalrax Housewares Limited (“Metalrax”), a United Kingdom housewares manufacturer and distribution company, for approximately $3.5 million. We accounted for the Metalrax acquisition by the acquisition method of accounting. Under acquisition accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of Metalrax based upon their respective fair values. Our preliminary valuations for the property, plant and equipment, inventory, and intangible assets were performed at the date of acquisition. Subsequent to the date of acquisition, we engaged a third party to perform a formal valuation of the intangible assets. As a result, it was determined that we had entered into a bargain purchase transaction, in which the fair value of the acquired assets exceeded the consideration transferred. Therefore, during the third quarter of 2013, we recorded a gain on the bargain purchase of the Metalrax business in the amount of approximately $1.2 million. The Metalrax business was subsequently sold on August 21, 2014 as part of the sale of our U.K. business. As a result, the operating results of Metalrax from the date of acquisition to the date of disposition and the assets and liabilities of Metalrax are reflected as part of discontinued operations. See Note 5 for additional information on our discontinued operations.
Brazilian Joint Venture
On September 16, 2013, Universal Tabletop, Inc. (“Universal”) entered into a joint venture agreement with BT Partners, a Brazilian sociedade limitada, through a newly organized Brazilian limited liability company EveryWare Global Brasil Distribuidora, Ltda (“EveryWare Brasil”), which allowed EveryWare Brasil to distribute Universal products within the Brazilian tabletop market. At the date of the joint venture, we held 60% ownership and BT Partners held 40% ownership in EveryWare Brasil, which we deemed a voting interest entity. As a result, we consolidated the joint venture in our consolidated financial statements according to the voting model. We accounted for this transaction as a non-controlling interest. During the fiscal quarter ending June 30, 2014, we decided to terminate our interest in our EveryWare Brasil joint venture, in an effort to preserve cash and focus on our core markets. In connection with the dissolution of the joint venture, we recorded a $0.3 million charge during the three months ended June 30, 2014, to write down our investment in the joint venture and we liquidated the remaining working capital during the balance of 2014.
5. Discontinued Operations
On August 21, 2014, Oneida UK Limited, an indirect, wholly owned subsidiary of EveryWare Global, Inc., sold the share capital of Oneida International Limited (“Oneida International”) pursuant to an Agreement (the “Share Purchase Agreement”) with HUK 54 Limited (the “Buyer”), a subsidiary of Hilco Capital Limited, for consideration of an aggregate of £3.7 million consisting of indebtedness repaid by Buyer at closing, including the repayment of Oneida International’s revolving credit facility (the “U.K. Revolver”) with Burdale Financial Limited (the “Sale”). Oneida International held the assets of our business in the United Kingdom. The sale did not include the right to license the ONEIDA®, Anchor Hocking® or Sant’ Andrea® brands, which are retained by the Company, subject to a four month exclusive European and Middle East license agreement which expired on December 31, 2014.
The assets of Oneida UK Limited were part of our international segment which includes all products categories in the consumer and foodservice markets. See Note 21 for additional information on our segments.
The following table summarizes the results of Oneida UK Limited included in the consolidated statement of operations as discontinued operations for the years ended December 31, (in thousands).

	2014	2013
Discontinued Operations:
Total revenues	$21,713	$32,250
Loss from operations before income taxes	$(8,337)	$(1,884)
Income tax expense	—	16
Loss from operations, net of income taxes	$(8,337)	$(1,900)
Loss on disposal	(9,262)	—
Income tax benefit	(551)	—
Net loss from discontinued operations	$(17,048)	$(1,900)
The following table summarizes the assets and liabilities of Oneida UK Limited separately reflected as discontinued operations on our consolidated balance sheet as of December 31, (in thousands).

2013
ASSETS
Current assets:
Cash	$1,097
Trade accounts receivable	11,433
Other accounts and notes receivable	1,606
Inventories	15,320
Other current assets	1,159
Total current assets of discontinued operations	30,615
Property, plant and equipment, net of accumulated depreciation	1,296
Goodwill	92
Intangible assets, net	1,777
Other assets	92
Total assets of discontinued operations	$33,872

LIABILITIES
Current liabilities:
Short-term debt	$7,802
Accounts payable	7,708
Accrued liabilities	3,747
Accrued pension	238
Total current liabilities of discontinued operations	19,495
Pension and other post-retirement benefits	(1,052)
Total liabilities of discontinued operations	$18,443
6. Restructuring Activities
In 2013, restructuring expenses included $0.2 million of employee-related costs associated with closing our Canadian offices and warehouse, which was partially offset by a change in estimate of $0.2 million for unused space in the Savannah, Georgia, distribution center. In 2014, we announced our plans to close our regional office in Oneida, New York, and a smaller satellite office in Melville, New York, as part of our ongoing integration of the Oneida business. Employee-related severances of $0.1 million were recorded as restructuring expense. During the three months ended June 30, 2014, we accepted an offer to sell our Oneida, New York office building at a price lower than our carrying value and therefore we recorded an impairment. See Note 8 for additional information on our property, plant and equipment.
A summary of the restructuring liability included in accrued liabilities within our consolidated balance sheet for the years ended December 31 is as follows (in thousands):

	2014			2013
	Unoccupied Space	Facility Closing Costs	Total	Unoccupied Space	Facility Closing Costs	Total
Balance - Beginning of the year	$—	$81	$81	$176	$251	$427
Provisions	—	131	131	(164)	241	77
Utilizations	—	(212)	(212)	(12)	(411)	(423)
Balance - End of the year	$—	$—	$—	$—	$81	$81
7. Inventories
Inventories consisted of the following as of December 31, (in thousands):

	2014	2013
Raw materials	$5,584	$4,644
Work in process	11,547	21,341
Finished goods and in-transit	73,426	88,820
Total	90,557	114,805
Less reserves	(5,097)	(3,652)
Total inventory, net	$85,460	$111,153
8. Property, Plant and Equipment
Property, plant and equipment by major classification as of December 31, (in thousands):

	2014	2013
Land and buildings	$1,375	$1,605
Machinery and equipment	89,830	84,895
Assets under capital lease	—	888
Construction in process	6,929	5,878
Total	98,134	93,266
Less accumulated depreciation	(54,286)	(39,656)
Total property, plant and equipment, net	$43,848	$53,610
Depreciation expense was approximately $14.6 million and $11.7 million for the years ended December 31, 2014 and 2013, respectively.
For the year ended December 31, 2014, we recorded an impairment of our long-lived assets of approximately $2.3 million relating to write-down of our Oneida, New York, office building and the write-down of manufacturing equipment no longer in use. For the year ended December 31, 2013, we recorded an impairment of our long-lived assets of approximately $0.9 million relating to the $0.3 million write-down of our Oneida office building, and a $0.6 million note receivable write-down.
9. Goodwill and Intangible Assets
Impairment Indicators – Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill or intangible assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. In light of our higher than expected losses in the recent quarters, expected losses going forward, and recent cash flow deficits, we determined that impairment indicators existed during the period ended June 30, 2014. Accordingly, as shown in the table below, based upon revised revenue assumptions and projected cash flows we recorded an impairment of approximately $3.0 million relating to our indefinite-lived ONEIDA® tradename in the Canadian consumer segment and Web business, and $0.1 million relating to definite-lived tradename licenses as the carrying value exceeded the fair value. We performed our annual impairment test during our fourth fiscal quarter and determined that no impairment indicators existed.
Sensitivity Analysis – We performed a sensitivity analysis which included several combinations of reasonably possible scenarios with regard to our long-term growth rate assumptions. If our growth rate declines by 2% or more a portion or all of our intangible assets may be impaired in future periods. Additionally if our growth rate declines by 9% or more a portion or all of our goodwill and intangible assets may be impaired in future periods. While the Company believes that this sensitivity analysis provides a reasonable basis on which to evaluate the recovery of our goodwill and intangibles, other facts or circumstances may arise that could impact the impairment assessment and therefore this sensitivity analysis should not be used as the sole predictor.
Our goodwill and intangible assets were comprised of the following (in thousands):

	December 31, 2014
	Weighted-Average Amortization Period	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Goodwill	Indefinite	$8,467	$(15)	$—	$8,452
Other intangible assets:
Oneida trademark/tradenames	Indefinite	$20,300	$(3,000)	$—	$17,300
Other trademarks/tradenames	9.1 years	1,691	—	(666)	1,025
Tradename licenses	7.5 years	21,985	(110)	(9,544)	12,331
Customer relationships	13.1 years	12,229	—	(2,996)	9,233
Technology	14 years	126	—	(64)	62
		$56,331	$(3,110)	$(13,270)	$39,951

	December 31, 2013
	Weighted-Average Amortization Period	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Goodwill	Indefinite	$8,467	$—	$—	$8,467
Other intangible assets:
Oneida trademark/tradenames	Indefinite	$20,300	$—	$—	$20,300
Other trademarks/tradenames	9.1 years	1,691	—	(386)	1,305
Tradename licenses	7.5 years	21,985	—	(6,695)	15,290
Customer relationships	13.1 years	12,229	—	(2,059)	10,170
Technology	14 years	126	—	(55)	71
		$56,331	$—	$(9,195)	$47,136
The aggregate intangible asset amortization expense was approximately $4.1 million and $4.1 million for the fiscal years ended December 31, 2014 and 2013, respectively.
The estimated intangible asset amortization expense for the five succeeding fiscal years ending after December 31, 2014, is as follows (in thousands):

2015	$3,739
2016	3,739
2017	3,739
2018	3,739
2019	2,859
Thereafter	4,836
Total	$22,651
The changes in the carrying amounts of goodwill for the as of December 31, are as follows (in thousands):

	Consumer	Foodservice	International	Total
Balance - 2013	$3,110	$4,796	$561	$8,467
Goodwill impairment	—	—	(15)	(15)
Balance - 2014	$3,110	$4,796	$546	$8,452
10. Accrued and Other Liabilities
Accrued and other liabilities consisted of the following as of December 31, (in thousands):

	2014	2013
Compensation and benefits	$13,025	$14,863
Legal and professional fees	1,232	423
Environmental liabilities	2,001	1,117
Rebates and allowances	3,931	3,504
Customer bill-backs	1,249	749
Other non-income taxes	879	675
Interest payable	109	501
Other	2,453	2,464
	$24,879	$24,296
11. Commitments and Contingencies
Leases – The Company leases numerous retail outlet stores, warehouses, and office facilities. Lease expense charged to operations was approximately $8.3 million and $8.8 million for the years ended December 31, 2014 and 2013, respectively. All leases are recognized on a straight-line basis over the minimum lease term. Future minimum payments for all non-cancelable operating leases having a remaining term in excess of one year at December 31, 2014, are as follows (in thousands):

Year Ending December 31,
2015	$5,556
2016	4,965
2017	4,750
2018	4,623
2019	2,839
Thereafter	23,759
Total	$46,492
Under the provisions of some leases, the Company pays taxes, maintenance, insurance and other operating expenses related to leased premises. These amounts are not included in the minimum lease payments above.
Litigation – We are involved in various routine legal proceedings incidental to the operation of its business. We do not believe that it is either probable or reasonably possible that any ongoing or pending litigation will have a material effect on the future financial position, net income, or cash flows of the Company. Notwithstanding the foregoing, legal proceedings involve an element of uncertainty. Future developments could cause these legal proceedings to have a material adverse effect on the Company’s future financial statements.
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
The Company’s Buffalo China, Inc. subsidiary (“Buffalo China”) entered into a Brownfield Program clean up agreement in 2008 with the New York State Department of Environmental Conservation for the former Buffalo China manufacturing facility in Buffalo, New York. Buffalo China retained liability for the clean-up when it sold the facility to the Niagara Ceramics Corporation. In December 2012, the Company received the Certificate of Completion from New York State Department of Environmental Conservation. An accrual of approximately $0.5 million representing testing and other final site monitoring costs was recorded in accrued liabilities at December 31, 2014.
In June 2006, the Phase I and II studies of the Company’s Oneida Knife Plant facility located in Oneida, New York, prepared in connection with the sale of that facility, discovered a reportable event relative to the presence of asbestos, ancient petroleum and volatile organic compounds contamination. The Company entered into a Brownfield Program agreement with the New York State Department of Environmental Conservation regarding the cleanup of this facility. A site remediation and cost plan has been developed and is being finalized. An accrual of approximately $1.5 million representing an update to the estimate, less any costs paid in connection with remediation services, was recorded in accrued liabilities at December 31, 2014.
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
12. Debt
The following table is a summary of our debt outstanding as of December 31, (in thousands):

Debt Instrument	Interest Rate	Maturity Date	2014	2013
Term Loan	Variable	May 21, 2020	$248,090	$248,750
ABL Facility	Variable	May 21, 2018	38,646	15,635
Note payable - PBGC	4.50%	December 31, 2015	600	900
Capitalized leases	Various Fixed		—	171
Total Debt			287,336	265,456
Less: Current Portion			(287,336)	(2,972)
Long-Term Debt			$—	$262,484
Future maturities of debt as of December 31, 2014 are as follows (in thousands):

2015	$287,036
2016	300
2017	—
2018	—
2019	—
Thereafter	—
Total	$287,336
Term Loan Credit Agreement
The Term Loan, completed on May 21, 2013, refinanced the $150.0 million term loan facility (the “Old Term Loan”) and was syndicated by Deutsche Bank AG as administrative agent for the syndicated lenders. The principal amount of the Term Loan is $250.0 million, and it has a maturity date of May 21, 2020. Anchor Hocking and Oneida are co-borrowers (“Borrowers”) under the Term Loan. The Term Loan is guaranteed by Universal and its domestic subsidiaries. The Term Loan is secured on first-priority basis by the assets of Universal and its domestic subsidiaries, other than with respect to the assets securing the ABL Facility, which secure the Term Loan facility on a second-priority basis. Principal amortization is payable in consecutive quarterly installments beginning September 30, 2013, in the amount of 0.25% of the amount of the Term Loan outstanding on the Term Loan closing date until maturity. The Borrowers are also obligated to make mandatory prepayments upon the occurrence of certain events, including additional debt issuances, common and preferred stock issuances, certain asset sales, and excess cash flow generation. The Term Loan agreement permits us to raise one or more incremental term loan facilities in an aggregate amount of up to $50.0 million if the consolidated first lien net leverage ratio, after giving effect to such incremental term loan facility, does not exceed 3.50:1.00, subject to certain other limitations and conditions. In connection with the refinancing of the Term Loan on May 21, 2013, we capitalized deferred financing fees of $8.6 million and wrote off $6.2 million associated with the refinanced Old Term Loan.
On July 30, 2014, the Borrowers and Universal entered into Waiver and Amendment No. 1 to the Term Loan Agreement (the “Term Loan Amendment”), which provides for among other things, a waiver of the events of default that occurred as a result of the Borrowers’ failure to comply with the consolidated leverage ratio and interest coverage ratio covenants for the fiscal quarters ended March 31, 2014 and June 30, 2014, and amendments to the Term Loan. In connection with the Term Loan Amendment, the Borrowers paid an amendment fee of 0.5% of the Term Loan then outstanding. The Term Loan Amendment provided for an increase in the applicable interest rate margin of 2.00% for both Eurodollar Rate and Base Rate borrowings, of which 0.25% is payable in cash on a monthly basis and 1.75% is payable in kind on a quarterly basis. Due to the material modification in terms of the Term Loan, we accounted for the Term Loan Amendment as an extinguishment of debt under ASC 470-50 “Modifications of Debt.” In connection with the Term Loan Amendment, we capitalized deferred financing fees of $5.8 million which will be amortized over the remaining life of the agreement and expensed $7.2 million of deferred financing fees related to the refinancing of the Term Loan on May 21, 2013. As of December 31, 2014, approximately $5.3 million in deferred fees relating to our term loan were being amortized over the remaining life of the agreement.
As of December 31, 2014, at the Borrower’s option, borrowings under the Term Loan bore interest at a rate equal to either (i) in the case of base rate loans, a base rate equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50% and (c) the Eurodollar rate for a one-month interest period plus 1.00%

(provided that the base rate will be deemed to be not less than 2.25%), plus a margin of 7.25%, or (ii) in the case of Eurodollar loans, a Eurodollar rate equal to (a) LIBOR divided by (b) one minus an applicable reserve requirement (subject to a LIBOR floor of 1.25% per annum), plus a margin of 8.25%. Principal amortization is payable in consecutive quarterly installments beginning September 30, 2013, in the amount of 0.25% of the amount of the Term Loan outstanding on the Term Loan Closing Date until maturity.
Asset-Based Revolving Credit Facility
On May 21, 2013, the Borrowers entered into a second amended and restated loan and security agreement (hereinafter the “ABL Facility”) by and among the Borrowers, Universal, as a guarantor, each wholly-owned domestic subsidiary of the Borrowers party thereto, as guarantors (together with Universal, the “Guarantors”), each lender from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders. The agreement governing the ABL Facility provides for a five-year asset-based revolving credit facility in an initial aggregate principal amount of up to $50.0 million (which has been subsequently increased to $60.0 million and may be further increased from time to time, the “maximum revolver amount”), subject to the borrowing base limitation and compliance with a fixed charge coverage ratio financial covenant if adjusted availability under the ABL Facility is below a specified amount, as described below. The facility matures on May 21, 2018. Up to an aggregate of $20.0 million will be available to the Borrowers for the issuance of letters of credit, which reduce availability under the ABL Facility.
The agreement governing the ABL Facility also provides for borrowings on same-day notice, referred to as “swingline loans.” Borrowing of a swingline loan will reduce availability under the ABL Facility. The Borrowers may request to increase the maximum revolver amount in increments of not less than $5.0 million not more than three times during the term of the ABL Facility, so long as the maximum size of the ABL Facility does not exceed $75.0 million. Any such increase in the maximum revolver amount must be agreed to by the lenders and/or certain other eligible lenders and will be subject to the borrowing base limitation described below. On October 28, 2013, we were granted an increase of the maximum commitment under the ABL Facility by $5.0 million to a total commitment of $55.0 million. On July 30, 2014, the Borrowers and Universal entered into Amendment No. 6, which amended the ABL Facility to increase the maximum revolver amount available thereunder from $55.0 million to $60.0 million, subject to the borrowing base limitation described below. Availability under the ABL Facility is subject to an asset-based borrowing formula based on eligible accounts receivable and inventory. At December 31, 2014, we had outstanding ABL Facility borrowings of approximately $38.6 million subject to variable interest rates (average rate of 2.9%) and excess availability under the ABL Facility of $3.3 million to be drawn upon as needed (which includes a reduction of $10.6 million for outstanding standby letters of credit). The ABL Facility is secured on a first-priority basis by certain current assets, such as accounts receivable, inventory, cash, securities, deposit accounts, and securities accounts.
Anchor Hocking and Oneida are co-borrowers under the ABL Facility. Borrowings under the ABL Facility are guaranteed, subject to certain customary exceptions and limitations, by Universal and Anchor Hocking’s and Oneida’s wholly-owned domestic subsidiaries and are secured by certain of Anchor Hocking’s and Oneida’s and such guarantors’ assets on a first-priority basis, other than those assets that secure the term loan on a first-priority basis, in which case such assets secure the ABL Facility on a second-priority basis.
The aggregate amount of revolving loans permitted to be made to the Borrowers under the ABL Facility may not exceed a borrowing base consisting of: (a) the lesser of (i) the maximum revolver amount, and (ii) the sum of certain eligible accounts receivable and certain eligible inventory (which eligible inventory shall not exceed 70% of the maximum revolver amount), minus (b) certain availability reserves which the administrative agent or the collateral agent deems necessary, including reserves for any amounts which either agent or any lender may be obligated to pay in the future for the account of any Borrower and, if and when availability is less than $10.0 million, reserves determined by the agents in respect of certain cash management and/or hedging obligations then outstanding. At December 31, 2014, our borrowing base was $60.0 million.
Borrowings under the ABL Facility bear interest at either: (i) LIBO Rate, plus a margin as described below or (ii) the Base Rate (which means for any day, a rate per annum equal to the greater of: (a) the Prime Rate in effect on such day, and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the LIBO Rate plus 1.00%), plus a margin as described below. For LIBO Rate and Base Rate borrowings, the applicable margin is determined according to an availability matrix set forth below. The margin at December 31, 2014, was 2.00% and 1.00% for LIBO and Base Rate, respectively. In connection with amending and restating the ABL revolving credit facility (the “Old ABL Facility”), which had a maximum availability of $85.0 million, we capitalized deferred financing fees of $0.2 million and wrote off $0.3 million. As of December 31, 2014, approximately $1.0 million in deferred fees relating to the ABL Facility were being amortized over the remaining life of the agreement.
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
Covenants and Financial Compliance Status
The Term Loan and ABL Facility each contain customary operating and financial conditions and covenants, including but not limited to restrictions on additional indebtedness, mergers and acquisitions, liens, investments, issuances of capital stock by Universal and its subsidiaries, and dividends. In addition, the Term Loan required that a maximum leverage ratio and minimum interest coverage ratio be maintained, subject to the relief described below, and a Minimum Consolidated Adjusted EBITDA covenant tested as of the end of the quarters ending March 31, 2015 and June 30, 2015. The ABL Facility required that a certain minimum fixed charge coverage ratio be maintained if adjusted availability (as defined under the agreement governing the ABL Facility) is below 12.5% of the Maximum Revolver Amount, or $7.5 million, at December 31, 2014. At December 31, 2014, the fixed charge coverage ratio covenant under the ABL Facility was not required to be tested as adjusted availability (as defined under the agreement governing the ABL Facility) was greater than $7.5 million. Failure to satisfy any of the covenants could result in an event of default that could result in an inability to access the funds necessary to fund our operations.

Although the Term Loan Amendment gave us temporary relief from testing certain of the financial covenants in the near future, we will be required to comply with a minimum Consolidated Adjusted EBITDA covenant for the quarters ending March 31, 2015 and June 30, 2015 and consolidated leverage ratio and the consolidated interest coverage ratio covenants beginning with the quarter ending September 30, 2015. Our ability to comply with these covenants, when applicable, depends on a number of factors, some of which are outside of our control. Based on our current forecast, we believe that we will be able to maintain compliance with these financial covenants when they apply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual revenues are less than our current forecast, or if we do not achieve operational improvements and cost savings, we could violate the financial covenants again in the future.
If we are unable to comply with the financial covenants in the future, and we are not able to obtain a waiver or forbearance and an amendment from our lenders or equity contributions sufficient to utilize the equity “cure” provision in the agreement governing the Term Loan, it would result in an uncured event of default under the Term Loan. If an event of default under the Term Loan is not cured or waived, the indebtedness under the Term Loan could be declared immediately due and payable and, upon acceleration of the outstanding indebtedness under the Term Loan, we would be in default under our ABL Facility and we would be precluded from borrowing under our ABL Facility. If we are unable to borrow under the ABL Facility, we would need to meet our capital requirements using other sources. Alternative sources of liquidity may not be available on acceptable terms if at all. Even if we were able to obtain an amendment, forbearance agreement or waiver in the future, we might be required to agree to other changes to the Term Loan, including increased interest rates or premiums, more restrictive covenants and/or pay a fee for such amendment, forbearance agreement or waiver. Any of these events could have a material adverse effect on our business, financial condition and/or liquidity.
PBGC Promissory Note
On September 15, 2006, Oneida issued a $3.0 million promissory note to the Pension Benefit Guaranty Corporation payable in equal installments annually over ten years. As of December 31, 2014, approximately $0.6 million was outstanding on the promissory note. Interest with respect to the promissory note is paid annually at a rate of 4.5%. The promissory note matures on December 31, 2015.
U.K. Short Term Borrowing
Prior to the sale of our U.K. subsidiary, we maintained a borrowing facility to support its working capital requirements with Burdale Financial Limited, an affiliate of our U.S. lender, Wells Fargo (the “U.K. Revolver”). The borrowers under this facility were Oneida International Limited and Oneida U.K. Limited, indirect wholly-owned subsidiaries of EveryWare Global, Inc. The U.K. Revolver had a £7.0 million maximum collateral commitment based on eligible inventory and accounts receivable at our United Kingdom subsidiary. Borrowings under the U.K. Revolver were guaranteed by the Company. On August 21, 2014, Oneida UK Limited sold the share capital of Oneida International pursuant to an Agreement (the “Share Purchase Agreement”) with HUK 54 Limited (the “Buyer”), a subsidiary of Hilco Capital Limited, for consideration of an aggregate of £3.7 million consisting of indebtedness repaid by Buyer at closing, including the repayment of the U.K. Revolver. On the closing date, the Buyer repaid in full all outstanding amounts due and owing under the U.K. Revolver, including an early termination penalty. All of the Company’s commitments and obligations under the U.K. Revolver were terminated, including its guarantee of indebtedness thereunder.
13. Income Taxes
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
The computed provisions for income taxes were based on the following U.S. and non-U.S. components of loss before income taxes for the years ended December 31, is as follows (in thousands):

	2014	2013
United States loss	$(75,904)	$(10,945)
Non-U.S. loss	(6,389)	(2,047)
Total	$(82,293)	$(12,992)
The provision for income taxes for the years ended December 31, is as follows (in thousands):

	2014	2013
Current:
U.S. Federal	$—	$(292)
Foreign	(3)	55
State	—	78
Deferred:
U.S. Federal and State	20,254	2,685
Total income tax provision	$20,251	$2,526
A reconciliation of income taxes computed at the statutory rates to the reported income tax provision for the years ended December 31, is as follows (in thousands):

	2014	2013
Statutory U.S. Federal tax benefit	$(28,779)	$(5,058)
Difference due to:
Foreign taxes (foreign valuation allowance)	(2,234)	1,391
Permanent Differences	4,280	(1,169)
U.S. state and local income taxes	(1,480)	(791)
Change in reserve for uncertain tax provisions	—	(421)
Increase in U.S. valuation allowance, net	48,464	8,379
Other	—	195
Income tax provision	$20,251	$2,526
A summary of deferred income tax assets and liabilities as of December 31, is as follows (in thousands):

	2014	2013
Deferred income tax assets:
Post Retirement	$221	$94
Employee Benefits	10,579	10,077
Inventory	3,750	6,711
Accounts receivable	2,355	1,657
Fixed asset basis difference	4,264	4,122
Net operating loss carryforward	48,610	22,771
Other	4,691	3,273
Total deferred income tax asset	$74,470	$48,705
Deferred income tax liabilities:
Other indefinite lived intangibles	$(6,488)	$(8,635)
Natural gas hedge	—	(25)
Goodwill	(2,697)	(1,184)
Other definite lived intangibles	(8,429)	(10,658)
Total deferred income tax liability	(17,614)	(20,502)
Net deferred income tax asset before valuation allowance	$56,856	$28,203
Valuation allowance	(66,041)	(17,683)
Net deferred income tax (liability) asset	$(9,185)	$10,520
Current deferred income tax asset, net	—	5,622
Noncurrent deferred income tax asset, net	—	14,717
Noncurrent deferred income tax liability	(9,185)	(9,819)
Net deferred income tax (liability) asset	$(9,185)	$10,520
Income tax expense increased $17.7 million to $20.3 million for the year ended December 31, 2014. During the first quarter of 2014, we determined that a full valuation allowance was appropriate against the deferred tax assets as of December 31, 2013 and no tax benefit from consolidated pre-tax losses generated for the year ended December 31, 2014, would be recognized. Negative evidence in the form of a recent history of losses resulted in the determination that the realized net deferred tax asset should be fully reserved. In considering the need for the full valuation allowance, we determined that we should retain the deferred tax liability of $9.2 million associated with the indefinite long-lived intangibles because this liability cannot be used to offset our net deferred tax asset when determining the amount of valuation allowance required. In light of our higher than expected losses in the current year and expected losses going forward, we will continue to recognize a full valuation allowance until substantial positive evidence supports its reversal.
As of December 31, 2014, the Company has federal net operating loss carryforwards and tax credit carryforwards of $129.6 million and $0.5 million, respectively, which expire from 2027-2034. As of December 31, 2014, $41.7 million of the federal net operating loss carryforward are subject to the annual limit against future use under Section 382 of the Internal Revenue Code.
For the year ended December 31, 2014 and 2013, management considered the projected future taxable income of the combined U.S. tax group in making a year-end assessment and concluded that an additional $48.5 million and $8.4 million of valuation allowance against the U.S. net deferred tax assets was needed. We continue to record a full valuation allowance against the net deferred tax assets of our other foreign jurisdictions, except one of our Canadian subsidiaries, where the net deferred tax asset is fully realized. We intend to maintain these allowances until it is more-likely-than-not that those deferred income tax assets will be realized.
As of December 31, 2014, cash of approximately $6.5 million was held by foreign subsidiaries. If we were to repatriate any portion of these funds back to the U.S., we would need to accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate earnings held by our foreign affiliates, but actively manage the use of our cash from our foreign affiliates regardless of jurisdiction. As of December 31, 2014, undistributed earnings from our foreign affiliates were approximately $10.5 million. Deferred taxes have not been provided on these unremitted earnings as determination of the liability is not practical as the liability would be dependent on circumstances existing if and when remittance occurs.
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
We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are currently under an IRS examination for our federal income tax returns for tax years 2012 and 2013. A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31, is as follows (in thousands):

	2014	2013
Balance - Beginning of the year	$454	$871
Increases for tax positions related to current year	—	54
Increases for tax positions of prior year	—	5
Decreases for expiring statute of limitations	—	(33)
Decreases for tax positions resolved	—	(424)
Change in interest	—	(19)
Balance - End of the year	$454	$454
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
14. Employee Benefit Plans
Pension Benefit Plans – We sponsor various qualified and non-qualified pension plans in the United States which cover all eligible employees, as defined. Our qualified pension liability relates to two defined benefit plans covering the former salaried and union employees of Buffalo China, which are frozen. Our non-qualified pension plan liability relates to two unfunded plans designed to provide additional retirement benefits to former executives of Oneida; the Supplemental Executive Retirement Plan and the Restoration Plan. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. We expect to contribute approximately $0.9 million to our pension plans in 2015.
The components of net periodic benefit cost for the years ended December 31, are as follows (in thousands):

	Pension Benefits - Qualified Plans		Pension Benefits - Non-qualified Plans
	2014	2013	2014	2013
Interest cost	$1,148	$1,083	$429	$404
Expected return on plan assets	(1,568)	(1,353)	—	—
Net periodic benefit cost	(420)	(270)	429	404
Net benefit cost	$(420)	$(270)	$429	$404
The change in benefit obligation, plan assets and funded status as of December 31, consisted of the following (in thousands):

	Pension Benefits - Qualified Plans		Pension Benefits - Non-qualified Plans
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation — Beginning of year	$23,829	$26,005	$9,055	$9,880
Service cost	—	—	—	—
Interest cost	1,148	1,083	429	404
Participant contributions	—	—	—	—
Benefits paid	(1,018)	(951)	(763)	(771)
Actuarial loss (gain)	6,467	(2,308)	1,986	(458)
Exchange rate changes	—	—	—	—
Benefit obligation — End of year	30,426	23,829	10,707	9,055
Change in plan assets:
Fair value of plan assets — Beginning of year	19,929	17,243	—	—
Actual return on plan assets	697	3,009	—	—
Employer contributions	755	628	763	771
Participant contributions	—	—	—	—
Benefits paid	(1,018)	(951)	(763)	(771)
Exchange rate changes	—	—	—	—
Fair value of plan assets — End of year	20,363	19,929	—	—
Funded status	$(10,063)	$(3,900)	$(10,707)	$(9,055)
Amounts recognized in the consolidated balance sheets at December 31, consist of (in thousands):

	Pension Benefits - Qualified Plans		Pension Benefits - Non-qualified Plans
	2014	2013	2014	2013
Accrued pension	$1,049	$993	$771	$770
Pension and Other Post-retirement benefits	9,014	2,907	—	—
Other long-term liabilities	—	—	9,936	8,285
Net amount recognized	$10,063	$3,900	$10,707	$9,055
Amounts Recognized in Accumulated Other Comprehensive (Loss) Income – Pre-tax amounts recognized in accumulated other comprehensive (loss) income at December 31, are as follows (in thousands):

	Pension Benefits - Qualified Plans		Pension Benefits - Non-qualified Plans
	2014	2013	2014	2013
Net actuarial (loss) gain	$(5,403)	$1,940	$(2,262)	$(277)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income – Pre-tax amounts recognized as other changes in plan assets and benefit obligations in other comprehensive (loss) income at December 31, are as follows (in thousands):

	Pension Benefits - Qualified Plans		Pension Benefits - Non-qualified Plans
	2014	2013	2014	2013
Actuarial gain (loss)	$(7,343)	$3,966	$(1,986)	$458
There is no estimated actuarial gain for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.
Weighted-average assumptions used to determine benefit obligations at December 31, are as follows:

	Pension Benefits - Qualified Plans		Pension Benefits - Non-qualified Plans
	2014	2013	2014	2013
Discount rate	3.80%	4.95%	3.80%	4.95%
Weighted-average assumptions used to determine net periodic benefit cost at December 31, are as follows:

	Pension Benefits - Qualified Plans		Pension Benefits - Non-qualified Plans
	2014	2013	2014	2013
Discount rate	4.95%	4.25%	4.95%	4.25%
Rate of salary increase	N/A	N/A	N/A	N/A
Expected return on plan assets	8.00%	8.00%	N/A	N/A
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
Our current investment allocation target for our pension plans for 2014 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation		Actual Allocation
	2014	2013	2014	2013
Equity securities	40%-80%	40%-80%	74%	73%
Debt securities	20%-60%	20%-60%	20%	26%
Real estate	0%	0%	0%	0%
Money market funds	0%-5%	0%-5%	6%	1%
			100%	100%
The fair values of our pension plan assets by asset category and by level as described in Note 2 for the years ended December 31, are as follows (in thousands):

	December 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equities	$14,967	$14,967	$—	$—	$14,422	$14,422	$—	$—
Fixed income securities	4,130	2,985	1,145	—	5,238	4,023	1,215	—
Real Estate	—	—	—	—	—	—	—	—
Money market funds	1,266	—	1,266	—	269	—	269	—
Total pension fund assets	$20,363	$17,952	$2,411	$—	$19,929	$18,445	$1,484	$—
The following table summarizes our expected future benefit payments of our pension benefit plans (in thousands):

	Pension Benefits
Year	Qualified Plans	Non-qualified Plans	Total
2015	$1,049	$771	$1,820
2016	$1,081	$771	$1,852
2017	$1,138	$771	$1,909
2018	$1,184	$771	$1,955
2019	$1,239	$771	$2,010
2020 to 2024	$7,681	$3,822	$11,503
Other Post-Retirement Benefit Plans – We sponsor various other post-retirement benefit plans of our Anchor Hocking and Oneida subsidiaries which provide certain healthcare and life insurance benefits. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations.
The components of net periodic benefit cost for the years ended December 31, are as follows (in thousands):

	Other Post-retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Service cost	$26	$30	$—	$—
Interest cost	21	18	10	—
Recognized actuarial (gain) loss	(37)	(28)	5	—
Net periodic benefit cost	10	20	15	—
Net benefit cost	$10	$20	$15	$—
The change in benefit obligation, plan assets and funded status as of December 31, consisted of the following (in thousands):

	Other Post-retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation — Beginning of year	$587	$595	$304	$326
Service cost	26	30	—	—
Interest cost	21	18	10	—
Participant contributions	—	—	—	—
Benefits paid	(25)	(9)	(21)	—
Actuarial gain	(4)	(47)	(34)	—
Exchange rate changes	—	—	(24)	(22)
Benefit obligation — End of year	605	587	235	304
Funded status	$(605)	$(587)	$(235)	$(304)
Amounts recognized in the consolidated balance sheets at December 31, consist of (in thousands):

	Other Post-retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Accrued liabilities	$41	$—	$19	$—
Pension and Other Post-retirement benefits	564	587	216	304
Net amount recognized	$605	$587	$235	$304
Amounts Recognized in Accumulated Other Comprehensive Income (Loss) – Pre-tax amounts recognized in accumulated other comprehensive income (loss) at December 31, are as follows (in thousands):

	Other Post-retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Net actuarial gain (loss)	$292	$325	$(88)	$(113)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income – Pre-tax amounts recognized as other changes in plan assets and benefit obligations in other comprehensive (loss) income at December 31, are as follows (in thousands):

	Other Post-retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Actuarial (loss) gain	$(33)	$19	$25	$—
There is no estimated actuarial gain for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.
Weighted-average assumptions used to determine benefit obligations at December 31, are as follows:

	Other Post-retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Discount rate	3.22%	3.90%	3.41%	3.75%

Weighted-average assumptions used to determine net periodic benefit cost at December 31, are as follows:

	Other Post-retirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Discount rate	3.90%	3.00%	4.19%	3.75%
Rate of salary increase	N/A	N/A	N/A	N/A
Expected return on plan assets	N/A	N/A	N/A	N/A
 Health Care Cost Trend Rates – The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, and changes in the health status of the plan participants. For measurement purposes, we did not assume an annual rate of increase in the per capita cost of covered health care benefits for 2014 and 2013, respectively. A one percent increase or decrease in the health care cost trend rate would not have a material impact upon our other post-retirement benefit expense.
The following table summarizes our expected future benefit payments of our other post-retirement benefit plans (in thousands):

	Other Post-retirement Benefit Plans
Year	U.S. Plans	Non-U.S. Plans	Total
2015	$41	$19	$60
2016	$56	$19	$75
2017	$53	$18	$71
2018	$52	$18	$70
2019	$52	$17	$69
2020 to 2024	$254	$76	$330
Defined Contribution Plans – We sponsor various defined contribution and 401(k) employee savings plans covering all eligible employees, as defined. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plans, we elect to match a certain percentage of the participants’ contributions to the plans, as defined. We made matching contributions of approximately $0.4 million and 0.7 million for the years ended December 31, 2014 and 2013, respectively.
Anchor Hocking has collective bargaining agreements at our Lancaster, Ohio, and Monaca, Pennsylvania facilities. For Anchor’s bargaining unit employees at the Monaca facility, the collective bargaining agreement specifies a non-elective contribution of 1% of defined compensation for 2012. For Anchor’s bargaining unit employees at the Lancaster facility, there is an additional 401(k) plan (the “USW Industry 401(k) Plan”). The collective bargaining agreement specifies a non-elective contribution of 1% of defined compensation for 2010 contributed to the USW Industry 401(k) Plan. Contributions related to these agreements for the years ended December 31, 2014 and 2013, were $0.7 million and $0.9 million, respectively.
In addition the non-elective base contributions, we provide a variable contribution for collective bargaining participants based upon profitability. Contributions to eligible participants are calculated from Anchor Hocking’s percentage of pre-tax income to invoiced sales and credited on a percentage basis on a sliding scale that increases with the level of percentage of pre-tax income to invoiced sales. No variable contributions were made for the years ended December 31, 2014 and 2013.
We also maintain defined contribution plans for employees of our Canadian subsidiaries. Our contributions to Non-U.S. defined contribution plans were approximately $0.0 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively.
Deferred Compensation Plan – We maintain a deferred compensation plan for select employees who elect to defer a certain percentage of annual salary. Deferrals to the plan have been suspended. The company does not match any contributions. Each participant earns interest based upon the Moody’s Baa corporate bond rate, adjusted quarterly, on their respective deferred compensation balance. Upon retirement or termination, participants are generally paid out in monthly installments over 10 years. As of December 31, 2014 and 2013, the Company recorded a liability as part of other liabilities of approximately $2.7 million and $2.8 million, of which approximately $0.3 million and $0.3 million were classified as current in accrued liabilities, respectively.
15. Contingently Redeemable Series A Preferred Stock
On July 30, 2014 (the “Closing Date”), we entered in a Securities Purchase Agreement (the “Purchase Agreement”) with the MCP Funds pursuant to which the MCP Funds agreed to invest $20.0 million in return for Series A Senior Redeemable Preferred Stock (the “Preferred Stock”) at a price of $1,000 per preferred share. In connection with the purchase of the Preferred Stock, we issued to the MCP Funds warrants to acquire 4,438,004 shares of our common stock (the “Sponsor Warrants”). The MCP Funds received a fee of $1.2 million for investing in the Preferred Stock, which was paid in additional shares of the Preferred Stock. As a result, the initial liquidation value of the Preferred Stock is $21.2 million.
Pursuant to the Certificate of Designation (the “Certificate of Designation”) authorizing the Preferred Stock, the Preferred Stock ranks senior to all other capital securities of the Company. The Preferred Stock will accrue a 15% cumulative annual dividend on the Liquidation Preference, payable quarterly in kind and compounded quarterly on each of February 1, May 1, August 1 and November 1. The dividends will be added to the Liquidation Preference each quarter. Upon the repayment of our current Term Loan, the 15% annual dividend will be paid in cash. We may redeem the Preferred Stock for cash, upon 60 days prior notice, at a price equal to 105% of Liquidation Preference (including all accrued and unpaid dividends). Upon a liquidation event, including certain changes of control, the holders of the Preferred Stock will be entitled to a payment in cash equal to then liquidation value of the Preferred Stock.
The Preferred Stock is not entitled to any voting rights, except that without the prior consent of the holders of a majority of the shares of Preferred Stock outstanding, we will not (i) authorize, create or issue, or increase the number of authorized or issued shares of, any class or series of preferred stock, (ii) authorize, create or issue, or increase the number of authorized or issued shares of, any other capital stock of any class or series, except for common stock, (iii) declare or pay dividends or make any distributions in respect of any class or series of stock or purchase or redeem any junior securities, (iv) amend, alter or repeal any provisions of our certificate of incorporation (including the Certificate of Designations) or bylaws, or the charter or bylaws of any subsidiary of the Company, (v) enter into any transaction that would result in a change of control, (vi) amalgamate, consolidate, convert or merge with any other person, or enter into or form any partnership or joint venture or acquire any securities in any other person or (vii) authorize or adopt any equity incentive plan, increase the number of options or securities available for grant or issuance under an equity incentive plan, grant any allocation of options or securities under any equity incentive plan, amend or supplement any equity incentive plan or authorize or issue any incentive compensation in the form of securities outside of an equity incentive plan.
We applied the accounting guidance in FASB ASC 480-10, “Distinguishing Liabilities from Equity” (“ASC 480-10”) and concluded that the shares of Preferred Stock are equity instruments. We then considered the classification of the shares of Preferred Stock and concluded that the shares of Preferred Stock should be classified as mezzanine equity within our consolidated balance sheet because the shares are conditionally redeemable under ASC 480-10-S99, SEC Materials.
The Preferred Stock is initially recorded at its fair value of $21.2 million, which equals the Liquidation Value (as defined in the Security Purchase Agreement) as of July 30, 2014 and includes a $1.2 million paid-in-kind fee to the MCP Funds for investing in our Preferred Stock.
The Term Loan Amendment was dependent on the infusion of capital provided by the Preferred Shares purchased by the MCP Funds. The non-cash fee of $1.2 million paid to MCP Funds facilitated the equity investment necessary for us to amend the Term Loan. Therefore, the $1.2 million is included in the cost of extinguishing the debt, and is reported in our consolidated statement of operations per ASC 480-10-S99, for the year ended December 31, 2014. See Note 12 - Debt for additional information.
We will recognize the quarterly paid-in-kind dividend on the Liquidation Preference as an adjustment to the carrying amount of the Preferred Stock each reporting period. The change in the Liquidation Preference each reporting period shall be recorded as a reduction of net income (loss) attributable to common stockholders. As of December 31, 2014, the carrying amount of the Preferred Stock is $22.6 million within our consolidated balance sheet.

16. Stockholders’ Equity (Deficit)
Common Stock – Our authorized capital stock consists of 100,000,000 shares of common stock with a par value of $.0001 per share, with 20,582,427 shares issued and outstanding as of December 31, 2014 (excluding unvested earnout shares).
Preferred Stock – Our authorized capital stock consists of 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with 0 shares outstanding as of December 31, 2014.
Earnings Per Share – Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share, and all other diluted per share amounts presented, are determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Under the treasury stock method, the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for years ended December 31, 2014 and 2013, include the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options and warrants when dilutive (in thousands, except per share amounts):

	2014	2013
Net loss attributable to common stockholders:
Loss from continuing operations	$(102,544)	$(15,518)
Loss from discontinued operations	(17,048)	(1,900)
Less: Non-controlling interest in subsidiary’s loss	114	17
Less: Preferred stock dividend	(1,354)	—
Net loss attributable to common stockholders	$(120,832)	$(17,401)

Weighted average number of common shares outstanding	20,565	16,832
Dilutive effect of outstanding stock options and warrants	—	—
Dilutive shares outstanding	20,565	16,832

Basic loss per share attributable to common stockholders:
Loss from continuing operations	$(4.99)	$(0.92)
Loss from discontinued operations	$(0.83)	$(0.11)
Net loss attributable to common stockholders	$(5.88)	$(1.03)

Diluted loss per share attributable to common stockholders:
Loss from continuing operations	$(4.99)	$(0.92)
Loss from discontinued operations	$(0.83)	$(0.11)
Net loss attributable to common stockholders	$(5.88)	$(1.03)
For the year ended December 31, 2014, diluted earnings per share exclude 35,514 shares issuable upon exercise of outstanding stock options, 5,838,334 shares underlying our common stock warrants that have an exercise price of $6.00 per half share, and 23,627 shares underlying our Sponsor and Lender Warrants as the effect would have been anti-dilutive. Earnout Shares of 1,250,000 and 284,091 shares held by sponsors of ROI have not been considered in the basic or diluted per share calculation since they were not vested as of December 31, 2014.
As of December 31, 2014, there were 130,284 shares of common stock issuable upon exercise of outstanding options, 5,838,334 shares of common stock issuable upon exercise of 11,676,667 warrants to purchase common stock at an exercise price of $6.00 per half share, which expire on May 21, 2018, and 7,396,674 shares of common stock issuable upon exercise of the Lender Warrants and Sponsor Warrants at an exercise price of $0.01 per share.

On July 30, 2014, we issued the Sponsor Warrants, which are exercisable for 4,438,004 shares of common stock at $0.01 per share, to the MCP Funds, and the Lender Warrants, which are exercisable for 2,958,670 shares of common stock at $0.01 per share, to the lenders to the Term Loan Amendment. The Sponsor and Lender Warrants have a seven year term expiring July 30, 2021, and meet the criteria for equity classification. We accounted for the Sponsor and Lender Warrants in accordance with FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). Using the Black-Scholes pricing model the fair value of the warrants is $13.8 million. The Sponsor and Lender Warrants were issued to facilitate the Term Loan Amendment. Since the $13.8 million fee resulted from the amendment, they were recorded as a non-cash loss on extinguishment of debt in our consolidated statement of operations for the year ended December 31, 2014.
The following table summarizes the Black-Scholes option-pricing model assumptions used to determine the fair value of the Sponsor and Lender Warrants for 2014:

2014
Warrants issued	7,396,674
Weighted-average grant-date fair value	$1.87
Weighted-average assumptions for stock grants
Risk-free interest	2.17%
Expected term	7 years
Expected volatility	83.14%
Dividend yield	0.00%
Dividends – The terms of the Term Loan and ABL Facility restrict the payment or distribution of our cash or other assets, including cash dividend payments.
17. Share-Based Compensation
Share-based compensation is accounted for in accordance with FASB ASC Topic 718, Compensation - Stock Compensation (“ASC 718”) and FASB ASC Topic 505-50, Equity - Equity Based Payment to Non-Employees (“ASC 505-50”), which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of operations over the requisite service periods. We use the straight-line method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For stock options granted in 2014 and 2013, the compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718.
The following table summarizes our share-based compensation expense at December 31 (in thousands):

	2014	2013
Share-based compensation expense	$74	$754
We estimate our pre-tax share-based compensation expense, net of anticipated forfeitures, to be approximately $0.1 million in 2015 based on our current share-based compensation arrangements.
Stock Option Grants – In 2012, Former EveryWare adopted the EveryWare Global, Inc. 2012 Stock Option Plan (the “2012 Plan”). The provisions of the 2012 Plan allow the awarding of nonqualified stock options on our common stock to key employees and directors. Shares of Former EveryWare’s nonvoting common stock authorized and issued under the 2012 Plan were converted to equivalent shares of our common stock as a result of the Business Combination. The aggregate number of options on our common stock that may be granted under the 2012 Plan may not exceed 1,354,993 shares. In 2012, options to acquire 583,635 shares of nonvoting common stock were issued to certain senior executives and members of the Board of Directors. Of these, 233,454 are subject to non-performance time vesting conditions (time vested) and 350,181 are subject to performance vesting conditions.
Time vesting options vest ratably and become exercisable over a period of five years from the date of grant; however, time vesting options will accelerate and vest and become exercisable upon the consummation of certain change of control transactions. Performance vesting options vest on the achievement of certain net investment return thresholds of Former EveryWare stockholders and become exercisable only upon the achievement of these investment return thresholds and the consummation of certain change of control transactions. The Business Combination did not result in a change in control with regard to the time vested or performance options. Each of the options expires ten years after its date of grant.
In 2013, we adopted the EveryWare Global, Inc. 2013 Omnibus Incentive Compensation Plan (the “2013 Plan”). The provisions of the 2013 Plan allow the awarding of a variety of stock award types to our employees and directors of the Company. The aggregate number of options of our common stock that may be granted under the 2013 Plan may not exceed 870,000 shares. During 2013, there were grants of 352,674 of stock options. During 2014, there were grants of 70,000 stock options. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. All of the options issued are subject to time vesting conditions and vest ratably and become exercisable over a period of two years to five years from the date of grant. Each of the options expires ten years after its date of grant. Options granted under the 2013 Plan are not subject to accelerated vesting and do not become exercisable upon the consummation of any change of control transaction. There were no performance based options issued in 2013 or 2014 under the 2013 Plan.
Our 2014 and 2013 non-qualified options granted were valued for ASC 718 purposes using the Black-Scholes option-pricing model. The following table summarizes the non-qualified stock option disclosures:

	2014	2013
Stock options granted	70,000	352,674
Weighted-average grant-date fair value	$0.42	$5.79
Weighted-average assumptions for stock grants
Risk-free interest	0.45%	1.50%
Expected term	2 years	6.5 years
Expected volatility	50.00%	50.82%
Dividend yield	0.00%	0.00%
A summary of the status of our Non-Performance stock options as of December 31, 2014 and changes during the twelve-month period ending December 31, 2014 are presented below:

Non-Performance Stock Options	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2013	568,516	$9.15	9.3	$476
Granted	70,000	1.33	9.5	—
Exercised	—	—	—	—
Forfeited	(508,232)	9.32	—	—
Outstanding at December 31, 2014	130,284	$4.37	8.9	$—
Exercisable at December 31, 2014	35,514	$4.27	8.8	$—
Nonvested at December 31, 2014, expected to vest	94,770	$4.40	8.9	$—
A summary of the changes for our Performance stock options for the years ended December 31,:

Performance Stock Options	2014	2013
Balance — Beginning of the year	333,921	350,181
Granted	—	—
Vested	—	—
Forfeited	(289,206)	(16,260)
Balance — End of the year	44,715	333,921
As of December 31, 2014, the total unrecognized compensation cost related to non-vested options granted was $0.2 million for the non-performance options and $0.1 million for the performance options. Fair value of the non-performance restricted options was based on an independent valuation of the Company’s stock utilizing discounted cash flow and market approaches and the fair value of the performance-vesting options was based on an option pricing model utilizing the fair value of the stock subjected to the probability of a change in control. For the year ended December 31, 2014, compensation income related to the non-performance options was $0.3 million and for the year ended December 31, 2013, compensation expense was $0.6 million. For the years ended December 31, 2014 and 2013 compensation expense related to the performance options was $0.0 million and $0.0 million, respectively. The aggregate intrinsic value at December 31, 2014, for the non-performance options was $0.0 million.
Restricted Stock Awards – Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee of the board of directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise.
In 2013, we awarded 28,911 shares of common stock to non-employee members of our Board of Directors under the 2013 Plan with a grant date fair value of $0.2 million. In 2014, we awarded 76,174 shares of common stock to non-employee members of our Board of Directors under the 2013 plan with a grant date fair value of $0.4 million. The total compensation expense relating to awards of restricted stock was $0.3 million and $0.2 million for the year ended December 31, 2014 and 2013, respectively.
Shares can no longer be issued under the 2012 Plan. As of December 31, 2014, a total of 530,482 shares were available from the 870,000 shares authorized for award under our 2013 Plan, including cumulative forfeitures.
Repurchase of Common Stock – We did not repurchase any of our common stock during 2014.
18. Comprehensive (Loss) Income
Comprehensive (loss) income, in addition to net income (loss), includes as income or loss, the following items, which if present are included in the equity section of the balance sheet: unrealized gains and losses on certain investments in debt and equity securities; foreign currency translation; gains and losses on derivative instruments designated as cash flow hedges; and pension and post-retirement liability adjustments. We disclose comprehensive loss in the consolidated statements of stockholders’ deficit. The components of accumulated other comprehensive loss consisted of the following as of December 31, (in thousands):

	2014	2013
Foreign currency translation adjustment	$(2,118)	$(1,072)
Pension and post-retirement adjustment	(7,560)	2,757
Natural gas hedge losses	—	42
	$(9,678)	$1,727
The following table summarizes the changes in accumulated other comprehensive loss for the years ended December 31, (in thousands):

	Foreign Currency Translation	Pension and Other Post-retirement Benefit Plans	Natural Gas Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(1,239)	$(3,034)	$(1,225)	$(5,498)
Other comprehensive income before reclassifications	167	5,688	81	5,936
Amounts reclassified from accumulated other comprehensive loss	—	—	1,211	1,211
Net period change	167	5,688	1,292	7,147
Tax effect	—	103	(25)	78
Balance at December 31, 2013	$(1,072)	$2,757	$42	$1,727
Other comprehensive (loss) income before reclassifications	(1,235)	(9,312)	179	(10,368)
Amounts reclassified from accumulated other comprehensive income (loss)	189	(1,005)	(246)	(1,062)
Net period change	(1,046)	(10,317)	(67)	(11,430)
Tax effect	—	—	25	25
Balance at December 31, 2014	$(2,118)	$(7,560)	$—	$(9,678)
We recognize net periodic pension cost, which includes amortization of net actuarial gains and losses, in selling and administrative expense and cost of sales, depending on the functional area of the underlying employees included in the plans.
Our derivative instruments primarily include foreign currency forward agreements related to certain forecasted inventory purchases from suppliers and usage of natural gas in production of finished goods. We recognize the realized gains and losses on derivative instruments in the same line item as the hedged transaction, cost of sales, or other (income) and expense.
19. Other (Income) Expense
Other (income) expense in the consolidated statement of operations consisted of the following as of December 31, (in thousands):

	2014	2013
Foreign exchange gains	$(778)	$(668)
Foreign exchange losses	1,296	1,244
Deferred gain on sale-leaseback	(968)	(917)
Other	228	343
Total	$(222)	$2
20. Related Party Transactions
We entered into an advisory agreement with Monomoy for certain management services provided. For the years ended December 31, 2014 and 2013, we paid approximately $0.3 million and $1.1 million, respectively, for management services, which are included within selling and administrative expenses in the consolidated statement of operations.
21. Segment Reporting and Geographic Locations
We operate our business in four segments: consumer, foodservice, specialty, and international. The International segment includes all countries in which we operate other than the U.S. and Canada.
We evaluate the performance of our segments based on revenue, and measure segment performance based upon segment (loss) income before income taxes before unallocated manufacturing costs, unallocated selling and administrative costs, long-

lived and intangible asset impairment, other expense (income) and interest expense (“segment contribution”). Given the nature of our operations, we do not categorize and manage assets by reportable segment but rather on a company-wide level.
The following table presents our segment information (in thousands):

	Years Ended December 31,
	2014		2013
	Revenues	%	Revenues	%
Net revenue
Consumer	$131,365	37.1%	$155,663	38.2%
Foodservice	109,955	31.1%	126,510	31.0%
Specialty	92,128	26.0%	101,429	24.9%
International	14,129	4.0%	17,452	4.3%
Total segment net revenue	347,577	98.2%	401,054	98.4%
License fees	6,404	1.8%	6,505	1.6%
Total revenue	$353,981	100.0%	$407,559	100.0%
Segment contribution before unallocated costs
Consumer	$21,047	16.0%	$22,315	14.3%
Foodservice	25,511	23.2%	31,233	24.7%
Specialty	17,030	18.5%	14,909	14.7%
International	(962)	(6.8)%	(1,016)	(5.8)%
Total segment contribution	$62,626		$67,441
Less:
Unallocated manufacturing costs	42,587		18,271
Unallocated selling and administrative expense	50,588		33,488
Loss on disposal of asset	213		38
Long-lived, intangible asset impairment	5,532		908
Other (income) expense	(222)		2
Loss on extinguishment of debt	22,195		7,834
Interest expense	24,026		19,892
Loss from continuing operations before income taxes	$(82,293)		$(12,992)
The following table presents revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Years Ended December 31,
	2014		2013
	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$346,830	$43,611	$400,114	$53,297
All other countries	7,151	237	7,445	313
	$353,981	$43,848	$407,559	$53,610
Geographic revenues and property, plant and equipment are attributed to the geographic regions based on their location of origin. U.S. external sales include export sales to customers outside the U.S. Long-lived assets are net fixed assets attributed to the specific geographic regions. Included in all other countries are intercompany sales eliminations.
The following is a summary composition by product category of our segment revenues (dollars in thousands):

	Years Ended December 31,
	2014		2013
	Revenues	%	Revenues	%
Consumer	$131,365	37	$155,663	39
Foodservice	109,955	32	126,510	32
Specialty	92,128	27	101,429	25
International	14,129	4	17,452	4
	$347,577	100	$401,054	100
22. Quarterly Financial Data (Unaudited)
The following is a condensed summary of actual quarterly results of operations for 2014 and 2013 (in thousands, except per share amounts):

	Revenues (1)	Gross Margin (1)	Operating Income (Loss) (1)	Net Income (Loss)	Net Income (Loss) Attributable to Common Stockholders	Basic Earnings (Loss) Per Share Attributable to Common Stockholders	Diluted Earnings (Loss) Per Share Attributable to Common Stockholders(2)
2014:
First	$85,547	$9,505	$(10,039)	$(38,376)	$(38,339)	$(1.87)	$(1.87)
Second (3)	$91,131	$8,409	$(18,847)	$(26,917)	$(26,898)	$(1.31)	$(1.31)
Third (4)	$81,167	$9,697	$(9,702)	$(49,417)	$(49,908)	$(2.43)	$(2.43)
Fourth	$96,136	$16,653	$2,294	$(4,882)	$(5,687)	$(0.28)	$(0.28)

2013:
First	$94,834	$22,342	$5,656	$197	$197	$0.02	$0.02
Second	$96,556	$25,263	$11,391	$(2,200)	$(2,200)	$(0.15)	$(0.15)
Third (4)	$100,914	$17,243	$2,883	$(1,106)	$(1,106)	$(0.06)	$(0.06)
Fourth (5)	$115,255	$13,957	$(5,194)	$(14,309)	$(14,292)	$(0.70)	$(0.70)

1.	On August 21, 2014, The Company sold our U.K. business. As a result, the operating results of the U.K. business are reflected as part of discontinued operations. See Note 5 - Discontinued Operations.

2.	See Note 16 for discussion on the computation of diluted shares outstanding.

3.	The Company recorded goodwill and intangible asset impairment charges of approximately $3.2 million and $1.7 million respectively.

4.
The Company recorded a loss on extinguishment of debt of approximately $22.2 million during the third quarter 2014 resulting from the modifications to the terms of our Term Loan, fees paid to the MCP Funds and costs relating to the issuance of the Sponsor and Lender Warrants. During the third quarter 2013, we recorded approximately $7.8 million resulting from our May 2013 debt refinancing.

5.
The Company’s calculation of the factory manufacturing variance capitalized in inventory was based on historical experience. In the fourth quarter 2013, the Company identified a deviation from historical experience resulting in a change in estimate of $5.9 million, or $0.35 per diluted share for 2013.

The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock method.

23. Subsequent Events
Chapter 11 Filing and Restructuring Support Agreement
General
On April 7, 2015 (the “Petition Date”), the Company and all of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).
On March 31, 2015, EveryWare Global, Inc. (the “Company”) and certain of its subsidiaries entered into a Restructuring Support Agreement (the “RSA”) with holders of approximately $163.1 million of our term loan indebtedness, representing approximately 65.6% of such term loans (the “Consenting Term Lenders”) and holders of our preferred stock or common stock that are signatories to the RSA (the “Consenting Equity Holders”). Following a stress test analysis of its forecasted results, our auditor informed us that the audit opinion would include an explanatory paragraph regarding our ability to continue as a going concern. The inclusion of a going concern qualification would constitute a default under the Term Loan. As a result, we have been engaged in discussions with certain of our financial stakeholders regarding various restructuring alternatives to strengthen our balance sheet and create a sustainable capital structure to position us for the future. Following these discussions, we and our lenders reached an agreement for a restructuring plan under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). We believe this restructuring agreement will minimize the time and expense spent in a restructuring and will provide us liquidity during the restructuring (the “Restructuring”).
The RSA contemplates that the Restructuring will be accomplished through a pre-packaged plan under the Bankruptcy Code (the “Plan”).
The Debtor-in-Possession ABL Facility (“DIP ABL Facility”)
On April 9, 2015, our Second Amended and Restated Loan and Security Agreement dated May 21, 2013 (the “ABL Agreement,” and the related facility, the “ABL Facility”) was amended and ratified pursuant to a Ratification and Amendment Agreement such that it became a debtor-in-possession ABL facility (the “DIP ABL Facility”) as new loans are made, on a rolling basis, to ensure that we continue to have access to the ABL Facility during the Chapter 11 proceedings. The DIP ABL Facility consists of a senior secured revolving credit and letter of credit facility up to $60.0 million, with a sublimit for letters of credit of $12.5 million. Except as described below, the terms of the DIP ABL Facility are generally consistent with the terms of the ABL Facility, except that we have reduced flexibility to make discretionary investments, distributions, asset sales and incur additional debt outside the ordinary course of business.
The DIP ABL Facility also includes customary terms, conditions and covenants of debtor-in-possession credit facilities, including (i) a covenant requiring the delivery by the Company of weekly budgets containing the actual and budgeted results for each week, together with a reasonably detailed explanation of all material variances from the budget, and material compliance with the terms of such budget, to be tested on a cumulative basis, subject to certain agreed amounts of variance, (ii) a financial covenant restricting the Company from becoming legally obligated to make any capital expenditure, except for capital expenditures not exceeding an aggregate of $2.3 million or as otherwise provided for in the budget, (iii) providing evidence to the administrative agent for the DIP ABL Facility (the “DIP ABL Agent”), that the Company has access to the proceeds of the DIP Term Facility (as defined below) to fund expenses and disbursements set forth in the budget and otherwise fund the Company’s working capital needs. The DIP ABL Facility does not include the financial covenant in the ABL Facility requiring us to maintain a certain fixed charge coverage ratio.
The DIP ABL Facility matures on the earliest of (i) July 31, 2015; (ii) the date that is 30 days after the entry of the interim financing order if the final financing order has not been entered (or such later date as may be consented to by the DIP ABL Agent); (iii) the effective date of a plan of reorganization in the Chapter 11 proceedings, provided that relative to the treatment of the liens and claims of the DIP ABL Facility and the ABL Facility, such plan and the order confirming such plan are acceptable to the DIP ABL Agent; (iv) the acceleration of the loans or termination of the commitments under the DIP ABL Facility or the DIP Term Facility (as defined below); and (v) other customary maturity events.

At the election of the Borrower, borrowings under the DIP ABL Facility will bear interest at either: (i) LIBO Rate plus 3.00% or (ii) the Base Rate (which means for any day, a rate per annum equal to the greater of: (a) the Prime Rate in effect on such day, and (b) the one month LIBO Rate, and (c) Federal Funds Rate in effect on such day plus 0.50%) plus 2.00%.
Existing Term Loans
Under the Plan, all $248.6 million of term loans as of the bankruptcy petition date (the “Term Loans”) outstanding under the Term Loan Agreement, dated May 21, 2013 (as amended, restated, modified or supplemented from time to time, the “Term Loan Agreement,” and the related facility, the “Term Loan Facility”), by and between our subsidiaries, Anchor Hocking LLC and Oneida Ltd. (together, the “Borrowers”), the lenders from time to time party thereto and Deutsche Bank AG New York Branch, as administrative agent (the “Term Loan Agent”), would be cancelled. In exchange for the cancellation of 100% of the outstanding principal amount, payment-in-kind interest, and accrued but unpaid cash interest on the Term Loans, holders of the Term Loans will receive shares, on a pro rata basis, of new common stock issued by us (“New Common Stock”) equal to 96% of the total outstanding New Common Stock of the Company upon the consummation of the Restructuring, subject to dilution by the Management Incentive Plan (as defined below).
General Unsecured Claims and Executory Contracts
Holders of general unsecured claims against us will be paid in full in the ordinary course. All executory contracts will be assumed.
Existing Preferred Stock
In exchange for the cancellation of all shares of our currently outstanding preferred stock (the “Existing Preferred Stock”), holders of the Existing Preferred Stock will receive shares, on a pro rata basis, equal to 2.5% of the total outstanding New Common Stock of the Company upon the consummation of the Restructuring, subject to dilution by the Management Incentive Plan (defined below).
Existing Common Stock
In exchange for the cancellation of all (a) shares of our current outstanding common stock and (b) outstanding vested options or unexercised warrants to acquire shares of our current outstanding stock as of the Petition Date that are in each case “in the money” (clauses (a) and (b), collectively, “Existing Common Stock”), holders of Existing Common Stock will receive shares, on a pro rata basis, equal to 1.5% of the total outstanding New Common Stock of the Company upon the consummation of the Restructuring, subject to dilution by the Management Incentive Plan (defined below). Unless, in the opinion of a majority of the Consenting Term Lenders, distribution of common stock would not require us to file reports under Section 13(a) of the Securities Exchange Act of 1934, as amended, distributions to holders of our common stock will be made either (i) in the form of cash; (ii) to a trust that would liquidate the shares of common stock to be received and distribute the proceeds to the holders; or (iii) by some other mechanism acceptable to the debtors and the Consenting Term Lenders.
Existing Unvested Options and Out-of-the-Money Warrants
All (a) outstanding options and unexercised warrants to acquire shares of our current outstanding common stock as of the Petition Date that are “out of the money,” and (b) unvested options to acquire shares of the Company’s current outstanding stock, whether or not “in the money” will be cancelled. Holders of such interests will not receive any recovery on account of those interests.
Management Incentive Plan
Upon the consummation of the Restructuring, all existing management equity-based compensation plans will be cancelled. The reorganized Company may implement a management incentive plan (the “Management Incentive Plan”) pursuant to which certain officers and employees of the reorganized Company will be eligible to receive, in the aggregate, shares and/or options to acquire shares of New Common Stock up to 10% of the total outstanding New Common Stock of the Company (on a fully diluted basis) at the discretion of the reorganized Company’s Board of Directors.
Releases and Waivers

The Plan also contemplates customary mutual releases and/or waivers, including standard carve-outs among the Company, each of the Consenting Term Lenders, the Term Loan Agent, the parties to the RSA, and any lender providing financing on a post-petition basis and their respective administrative agent and each of their respective directors, officers, shareholders, funds, affiliates, members, employees, partners, managers, agents, representatives, principals, consultants, and professional advisors (each in their capacity as such).
Milestones
The RSA provides for certain milestones to be met, including: (i) the commencement of our solicitation of our lenders seeking support for the Plan on or before April 3, 2015; (ii) approval of the Plan by the required lenders; (iii) the commencement by the Company of the Chapter 11 case on or before April 7, 2015; and (iv) certain procedural events and filings in accordance with the Chapter 11 case, as described in greater detail in the RSA.
Termination Rights
The RSA also contains certain termination provisions. The consenting lenders have specific rights to terminate the RSA upon certain events, including: (i) the failure to meet any milestone, as described above; (ii) the occurrence of a material breach of the RSA by us; (iii) the occurrence of a violation of our obligations under certain financing orders; (iv) certain orders entered by the Bankruptcy Court regarding the Chapter 11 case; and (v) a breach by the Company or a Consenting Equity Holder of any of its obligations, or any representation, warranty, or covenant contained in the RSA that could be expected to have a material adverse impact on restructuring the Company. The Consenting Equity Holders also have certain customary rights regarding termination of the RSA, as described in greater detail in the RSA.
Notwithstanding anything in the RSA to the contrary, nothing in the RSA prevents the Company from taking or failing to take any action that it is obligated to take (or fail to take) in the performance of any fiduciary duty or as otherwise required by applicable law that we owe to any other person or entity under applicable law.
Debtor in Possession Term Loan Facility
General
In connection with the Restructuring, we received a binding commitment, subject to certain customary conditions, from certain financial institutions for a debtor-in-possession loan facility (the “DIP Term Facility”). The debtors under the DIP Term Facility are the Company and the Borrowers, and the obligations thereunder will be guaranteed by each of the Borrowers (with respect to the obligations of the other Borrowers) and each wholly-owned domestic subsidiary of the Company.
On April 9, 2015, the Borrowers and the other parties thereto entered into the DIP Term Facility. The DIP Term Facility is comprised of a term loan in an aggregate principal amount of up to $40.0 million (the “DIP Term Loan”). Amounts paid or prepaid under the DIP Term Loan may not be reborrowed. Certain of our current Term Loan lenders are the lenders under the DIP Term Facility.
All amounts outstanding under the DIP Term Facility bear interest at the Eurodollar Rate (which in no event will be less than 1.00%) plus 9.00% per annum. The term “Eurodollar Rate” has meanings customary and appropriate for DIP financing transactions. During the continuance of an event of default, the outstanding amounts under the DIP Term Facility will bear interest at an additional 2.00% per annum above the interest rate otherwise applicable.
Use of Proceeds
The proceeds of the DIP Term Facility (including the Interim Facility, as defined below) will be used in accordance with the terms of a specific budget (based on aggregate funding needs, with flexibility to account for variances with agreed cushions, including, without limitation: (i) to pay (a) all amounts due to lenders under the DIP Term Facility (the “DIP Term Lenders”) and Wilmington Trust, National Association, the administrative agent (the “DIP Term Agent”) under the DIP Term Facility, as provided under the DIP Term Facility and (b) all professional fees and expenses (including legal, financial advisor, appraisal and valuation-related fees and expenses) incurred by DIP Term Lenders and the DIP Term Agent, including those incurred in connection with the preparation, negotiation, documentation and court approval of the DIP Term Facility; (ii) for other general corporate purposes of the Company, including providing working capital; and (iii) to pay administration costs of the Chapter 11 case(s) or other amounts approved by the Bankruptcy Court.
The DIP Term Facility cannot be used for certain expenses, including: (i) any purpose that is prohibited under the Bankruptcy Code or any orders of the Bankruptcy Court; (ii) the payment of fees, expenses, interest or principal under the pre-petition Term Loans and the pre-petition ABL Facility (other than permitted adequate protection payments); and (iii) to make any payment in settlement of any claim, action or proceeding, before any court, arbitrator or other governmental body without the prior written consent of the DIP Term Agent acting at the direction of certain required DIP Term Lenders. The full availability of the DIP Term Facility is subject to certain conditions, including that the Company remain in full compliance with any orders issued by the Bankruptcy Court.
Priority and Collateral
DIP Term Lenders and the DIP Term Agent, subject to the Carve-Out (as defined below), at all times: (i) are entitled to joint and several super-priority administrative expense claim status in the Chapter 11 Cases (“DIP Superpriority Claims”), which DIP Superpriority Claims in respect of the DIP Term Facility and the ABL Facility rank pari passu with each other and superior to all other claims; (ii) have a first priority lien on all unencumbered assets of the Company; (iii) have a junior lien on all encumbered assets of the Company secured by a first priority lien under the pre-petition ABL Facility; (iv) have a first priority lien on cash in the Segregated Operating Account (as defined in the DIP Term Facility) and (v) have a first priority priming lien on all assets of the Company encumbered by a first priority lien under the pre-petition Term Facility not otherwise described in clauses (i) through (iv) that were subject to a lien as of the date the bankruptcy petition is filed. Our obligations to the DIP Term Lenders and the liens and superpriority claims are subject in each case to a specific carve out amount (the “Carve-Out”) that accounts for specific administrative, court, and legal fees payable in connection with certain Bankruptcy proceedings, as defined in greater detail in the DIP Term Facility.
Affirmative and Negative Covenants
The DIP Term Facility is subject to certain affirmative and negative covenants, including, among others: (i) information reporting by the Company regarding a budget containing the actual and budgeted results for each week, together with a reasonably detailed written explanation of all material variances from the budget; (ii) we must comply with each Chapter 11 order issued by the Bankruptcy Court; (iii) we must not make or permit to be made any change, amendment or modification, or any application or motion for any change, amendment or modification, to any Chapter 11 order; and (iv) we must not create or permit to exist any liens or encumbrances on any assets, other than liens securing the DIP Term Facility, liens described elsewhere in the DIP Term Facility and any permitted liens. Additional covenants are described in greater detail in the DIP Term Facility.
Events of Default
The DIP Term Facility contains certain customary events of default, including: (i) conversion of the Chapter 11 case(s) to a Chapter 7 case; (ii) appointment of a trustee, examiner or receiver in the Chapter 11 cases; (iii) the amendment, supplement, stay, reversal, vacation or other modification of any Chapter 11 order without the written consent of the required DIP Term Lenders or any Chapter 11 order will cease to be in full force and effect; and (iv) the Final Order Entry Date will not have been occurred within 35 days after the Interim Order Entry Date (as such terms are defined in the DIP Term Facility).
Maturity
The DIP Term Facility matures upon the earliest of, among other things, (i) the 75th day the date on which the Chapter 11 proceedings are commenced; (ii) the earlier of the maturity date or the acceleration of the ABL Facility; (iii) the earlier of the effective date and the date of the substantial consummation of a plan of reorganization in the Chapter 11 proceedings; (iv) the date the bankruptcy court orders the conversion of the bankruptcy case to a Chapter 7 liquidation; (v) the acceleration of the loans or termination of the commitments under the DIP Term Facility, including, without limitation, as a result of the occurrence of an Event of Default; (vi) the date that is 30 days after the date the Bankruptcy Court enters an interim order if it has not entered a final order by such date; and (vii) other customary maturity events.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control – Integrated Framework. Our management has concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2014.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of Registrant
Information regarding our executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of Registrant.”
Directors of Registrant
The following sets forth certain information with respect to our current directors as of March 23, 2015:

Class I Directors

Daniel J. Collin (Chairman)	Age:	37
	EveryWare Global Director Since:	May 2013 (director of Anchor Holdings, Inc. from 2007 and Oneida, Ltd. from 2011).
	EveryWare Global Committees:	Corporate Governance and Nominating (Chair)
Current Principal Occupation:
Co-founder of Monomoy Capital Partners, L.P. and its affiliated funds and advisors (“Monomoy”) in 2005 and partner and member of the organization’s investment committee since 2005.  Co-Chief Executive Officer of Monomoy since 2014.

Prior Significant Positions Held:
Mr. Collin was an investment professional at KPS Special Situations Fund (now known as KPS Capital Partners) (“KPS”) from 2001 to 2004 and an investment banker in the mergers and acquisitions group at JP Morgan Chase & Co. from 1999 to 2001.

	Other Public Directorships Held:	None
Other Information:
Mr. Collin currently serves on the board of directors of the following other Monomoy portfolio companies: American Textile Industries, LLC, Escort, Inc., Gearbox Group, Compass Automotive Group, LLC and Kurz-Kasch, Inc.

Narrative Description of Experience, Qualifications, Attributes and Skills:
Mr. Collin is qualified to serve on our Board because of his experience analyzing, reviewing, and managing investments in companies in the manufacturing, distribution, and consumer product industries. Mr. Collin brings his extensive knowledge of these industries, and his expertise in mergers, acquisitions and financial matters, to the Board. In addition, Mr. Collin has had significant involvement with us and our predecessors over the past eight years.

Thomas J. Baldwin (Vice Chairman)	Age:	59
	EveryWare Global Director Since:	September 2011
	EveryWare Global Committees:	Compensation
Current Principal Occupation:
Thomas J. Baldwin has served as Vice Chairman of the Board since May 2013 and was Chairman and Chief Executive Officer of ROI Acquisition Corp., which merged with the Company a May 2013 business combination, since September 2011. Mr. Baldwin has been the Chairman of the Board of Directors and Chief Executive Officer of ROI Acquisition Corp. II (NASDAQ:ROIQ) since its inception in July 2013.

Mr. Baldwin is also a private investor and has served as a Managing Director of the Clinton Group since 2011 and serves on the board of directors of Bravo Brio Restaurant Group, Inc. (NASDAQ: BBRG) and Zoe’s Kitchen, Inc. (NYSE: ZOES).

Prior Significant Positions Held:
Mr. Baldwin served as Chairman, Chief Executive Officer and President of Morton’s Restaurant Group, Inc. (NYSE:MRT) from December 2005 through February 2010. In addition, Mr. Baldwin had served as Chief Financial Officer of Morton’s Restaurant Group from December 1988 until December 2005. Mr. Baldwin also held several additional titles including Senior Vice President Finance, Vice President Finance, Treasurer, Secretary and Assistant Secretary during his employment at Morton’s Restaurant Group. Earlier in his career, Mr. Baldwin served as Chief Financial Officer for Le Peep Restaurants, a casual dining operator and franchisor. His experience also includes two years as a Vice President for Strategic Planning at Citigroup and seven years with General Foods Corp, now part of Kraft Foods. Mr. Baldwin is currently on several private company boards, including Firebirds Wood Fired Grill Restaurants and Benihana Restaurants.

	Other Public Directorships Held*:	Bravo Brio Restaurant Group, Inc., ROI II and Zoe’s Kitchen, Inc. (NYSE: ZOES).
	Other Information:	Mr. Baldwin is also currently on several private company boards, including Firebirds Wood Fired Grill Restaurants and Benihana Restaurants.
Narrative Description of Experience, Qualifications, Attributes and Skills:
Mr. Baldwin brings his comprehensive experience in brand positioning and brand management, general management, global strategy, operations, marketing and sales, people resources, investor relations, public relations, international and domestic development, franchising, as well as infrastructure functions to our Board.

*
Included in this section for Mr. Baldwin, and similarly for all other directors below, are all directorships at public companies and registered investment companies held currently or at any time since January 1, 2010.

Stephen W. Presser	Age:	55
	EveryWare Global Director Since:	May 2013 (director of Anchor Holdings, Inc. from 2007 and Oneida, Ltd. from 2011).
	EveryWare Global Committees:	Compensation (Chair)
	Current Principal Occupation:	Co-founder of Monomoy in 2005 and partner and member of the organization’s investment committee since 2005.
Prior Significant Positions Held:
Mr. Presser was a principal at KPS Special Situations Fund (now known as KPS Capital Partners) from 1997 to 2004 and an associate and a partner at Cohen, Weiss and Simon, a union-side labor law firm based in New York, New York.

	Other Public Directorships Held:	None
Other Information:
While at KPS, Mr. Presser served as a member of the board of directors of several KPS portfolio companies, including the public company United Road Services, Inc., and he served as chairman of the board of directors at KPS portfolio companies AmeriCast Technologies, Inc. and Wire Rope Corporation of America, Inc.  Mr. Presser currently serves on the board of directors of the following other investments of Monomoy: ContMid Group, LLC (“Chairman”), American Textile Industries, LLC (“Chairman”), Kurz-Kasch, Inc. and Katun Corp.

Narrative Description of Experience, Qualifications, Attributes and Skills:
Mr. Presser is qualified to serve on our board of directors because of his experience analyzing, reviewing and managing investments in companies in the manufacturing, distribution and consumer product industries. Mr. Presser brings his extensive knowledge of these industries, and his expertise in mergers, acquisitions and financial matters, to the Board. In addition, Mr. Presser has had significant involvement with us and our predecessors for the past eight years.

Class II Directors

William J. Krueger	Age:	49
EveryWare Global Director Since :
May 2013 (director of former EveryWare Global, Inc., which was merged into the Company as part of the business combination (the “Business Combination”) between ROI and EveryWare LLC (f/k/a EveryWare Global, Inc. (“Former EveryWare”), since 2008).

	EveryWare Global Committees:	Compensation, Audit
Current Principal Occupation:
Executive Vice President of JATCO Ltd and Chairman of JATCO USA, Inc. and JATCO Mexico, S.A. de C.V. (all since January 2014).  JATCO Ltd, which is 75% owned by Nissan Motor Co., Ltd., and is one of the world’s leading manufacturers of automotive transmissions.

Prior Significant Positions Held:
Mr. Krueger served as Senior Vice President of Manufacturing, Purchasing and Supply Chain Management of Nissan North, Central and South America from January 2008 to January 2014; Vice Chairman of Nissan, The Americas, from 2011 to January 2014; Vice President-Manufacturing of Nissan Motor Manufacturing from 2005 to 2007. Prior to joining Nissan, Mr. Krueger served in various senior management positions with Toyota Motor Manufacturing Kentucky and Toyota Motor Manufacturing Indiana.

	Other Public Directorships Held:	None
	Other Information:	Mr. Krueger has earned master’s degrees in both engineering and in business administration.
Narrative Description of Experience, Qualifications, Attributes and Skills:
Mr. Krueger is qualified to serve on our Board because he has extensive experience serving in a senior executive role. Mr. Krueger also brings his background in manufacturing and global marketing to the Board.

Ron Wainshal	Age:	50
	EveryWare Global Director Since:	2013
	EveryWare Global Committees:	Audit
	Current Principal Occupation:
Since 2005, Mr. Wainshal has served as Chief Executive Officer of Aircastle, Ltd., an aircraft leasing company listed on the New York Stock Exchange. He has served on Aircastle’s Board of Directors since 2010.

	Prior Significant Positions Held:
Prior to joining Aircastle, Ltd., Mr. Wainshal led the Asset Management group of General Electric Capital Aviation Services (“GECAS”), where he led many airline restructuring efforts and bond market activities, as well as holding marketing and structured finance roles. Prior to joining GECAS, Mr. Wainshal was a principal and co-owner of a financial advisory company specializing in transportation infrastructure from 1994 to 1998, and prior to that, he held positions at Capstar Partners, The Transportation Group, and Ryder System.

	Other Public Directorships Held:	Aircastle, Ltd. (NYSE: AYR)
	Other Information :
Mr. Wainshal holds a bachelor’s degree in Economics with majors in both Finance and Accounting from the Wharton School at the University of Pennsylvania and an MBA from the University of Chicago’s Booth School of Business. Mr. Wainshal is also a Chartered Financial Analyst.

	Narrative Description of Experience, Qualifications, Attributes and Skills:
Mr. Wainshal is qualified to serve on our Board because he has experience serving as the chief executive officer and a director of a public company and in other financially-oriented roles throughout his career. In addition, Mr. Wainshal brings his experience in restructuring and bond market activities to the Board.

Class III Directors

Joseph A. De Perio	Age:	36
	EveryWare Global Director Since :	September 2011
	EveryWare Global Committees:	Corporate Governance and Nominating
	Current Principal Occupation:
Served as Vice Chairman of the Board and President of ROI Acquisition Corp. (“ROI”) from its inception in September 2011 until May 2013 and has continued to serve as a director subsequent to the Business Combination. He currently serves as a senior member of the portfolio management team of the Clinton Group.

	Prior Significant Positions Held:
Mr. De Perio has been a senior member of the portfolio management team of the Clinton Group since October 2010 and served in the same position from 2006 to December 2007. He was a Vice President at Millennium Management from December 2007 to September 2010, executing a public equity strategy. Prior to his work in hedge funds, Mr. De Perio was an associate at Trimaran Capital Partners, a middle-market private equity investment fund, from 2004 to 2006, where he originated, executed, and monitored leveraged buyout and growth equity investments in the healthcare, technology, and consumer industries. Prior to that he was an associate and an analyst in the mergers and acquisitions department of CIBC Oppenheimer.

	Other Public Directorships Held*:
ROI Acquisition Corp. II. Also served on the board of directors of Viking Systems, Inc. from June 2011 until its sale to Commed Corporation in October 2012. Also served on the board of directors of Overland Storage, Inc. from May 2010 until its sale to Sphere 3D Corp. in November 2014.

	Narrative Description of Experience, Qualifications, Attributes and Skills:
Mr. De Perio is qualified to serve on our Board because he has experience in corporate finance, including as an investment analyst and portfolio manager in private equity and public equity. In addition, Mr. De Perio brings to the Board his knowledge of corporate finance and strategic business planning activities and his experience advising and investing in public companies, including consumer products companies, including trading, structuring and research.

Ellen B. Richstone	Age:	63
	EveryWare Global Director Since:	November 2014
	EveryWare Global Committees:	Audit (Chair)
	Current Principal Occupation:	Corporate Director
Prior Significant Positions Held:
Ms. Richstone was the Chief Financial Officer of several public and private companies between 1989 and 2012, including Rohr Aerospace in 1992, a Fortune 500 Company). From 2004 until its sale in 2007, Ms. Richstone served as the financial expert on the board of directors of American Power Conversion.  She was also elected to another public company board of directors at eMagin in July 2014 to serve as its audit chair and board member.

From 2011 to 2012, Ms. Richstone was Executive Vice President, founder, and CFO, for Darwin Scientifics, a life science tool company. 2008-2009, Ms. Richstone served as an Executive Vice President of Corporate Development, HR, Finance, Legal, and other duties. From 2005 to 2007, Ms. Richstone was the Chief Financial officer at Sonus Network, a $2public company in the communications and technology. Prior to that from 2002 to 2004, Ms. Richstone was the President and Chief Executive Officer of the Entrepreneurial Resources Group.

	Other Public Directorships Held:	Bioamber (NYSE: BIOA), eMagin (NYSE: EMAN)
Other Information:
Ms. Richstone also serves on the boards of both private corporations and non-profit organizations, including the National Association of Corporate Directors-New England. She chairs the Audit Committees of both eMagin and EveryWare Global and is the Financial Expert on all three public boards. In April 2013, Ms. Richstone was given the first annual Distinguished Director Award from the Corporate Directors Group, a national organization made up of over 1,400 public company directors. Ms. Richstone graduated from Scripps College in Claremont California and holds graduate degrees from the Fletcher School of Law and Diplomacy at Tufts University. Ms. Richstone also completed the Advanced Professional Certificate in Finance at New York University’s Graduate School of Business Administration and attended the Executive Development program at Cornell University’s Business School. Ms. Richstone holds an Executive Master’s Certification in Director Governance from the American College of Corporate Directors.

Narrative Description of Experience, Qualifications, Attributes and Skills:
We believe that Ms. Richstone’s broad industry experience in manufacturing, technology, industrial and cleantech, as well as her financial and corporate governance expertise makes her a valuable member of our Board.

Sam A. Solomon	Age:	55
	EveryWare Global Director Since:	March 2015
	EveryWare Global Committees:	None
	Current Principal Occupation:	Mr. Solomon has served as our Chief Executive Officer since June 2014 after first serving as our Interim Chief Executive Officer from February 2014 until June 2014.
Prior Significant Positions Held:
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

	Other Public Directorships Held:	None
Narrative Description of Experience, Qualifications, Attributes and Skills:
We believe that Mr. Solomon’s broad industry experience in branded multi-channel consumer goods businesses, sales and distribution, strategic planning and leadership of complex organizations makes him a valuable member of our Board.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and officers, and persons who own beneficially more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership of the equity securities of the Company and reports of changes in that ownership. Exchange Act Rule 16a-3(e) requires officers, directors, and greater-than-10% beneficial owners to furnish us with copies of all reports that they file pursuant to Section 16(a).
To our knowledge, based upon a review of the copies of the reports furnished to us and written representations from our executive officers and directors, all Section 16(a) filing requirements applicable to our officers and directors were timely made, with the exception of one late Form 4 filing for each of Messrs. Baldwin, De Perio, Krueger and Wainshal. One late Form 4 filing was also made for each of Barry L. Kasoff and Ronald D. McCray, former directors of the Company.
Code of Ethics
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
Audit Committee
The Audit Committee is responsible for, among other matters: (1) appointing, retaining, and evaluating our independent registered public accounting firm and approving all services to be performed by it; (2) overseeing our independent registered public accounting firm’s qualifications, independence, and performance; (3) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the Securities and Exchange Commission (“SEC”); (4) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements; (5) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls, or auditing matters; and (6) reviewing and approving related person transactions.
The membership of the Audit Committee consists of William Krueger, Ellen B. Richstone and Ron Wainshal and it met 25 times during 2014. Barry L. Kasoff was a member of the Audit Committee from the beginning of 2014 until May 31, 2014. On May 30, 2014, William Krueger was appointed to the Audit Committee to fill the vacancy created by Mr. Kasoff’s resignation. On November 6, 2014, Ms. Richstone was appointed to the Audit Committee. On March 30, 2015, Ronald D. McCray resigned from both the Board and the Audit Committee. Our Board has determined that Messrs. Krueger and Wainshal and Ms. Richstone all qualify as independent directors according to the rules and regulations of the SEC and NASDAQ with respect to audit committee membership and are financially literate. It also determined that Ms. Richstone qualifies as our “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K. Our Board has adopted a written charter for the Audit Committee, which is available on our corporate website at www.everywareglobal.com. The information on our website is not part of this proxy statement.
Stockholder Recommendations of Nominees to the Board of Directors
No material changes were made to the process by which security holders may recommend nominees to the Board in the year ended December 31, 2014 or to date in 2015.
Item 11. Executive Compensation
Executive Compensation
The following section provides compensation information pursuant to the scaled disclosure rules applicable to “emerging growth companies” under the rules of the SEC.
Overview
Our “Named Executive Officers” for the year ended December 31, 2014 are Sam A. Solomon, our Chief Executive Officer, John Sheppard, who was our President and Chief Executive Officer until he left the Company on February 24, 2014, Joel A. Mostrom, our Interim Chief Executive Officer, Bernard Peters, our Chief Financial Officer until his resignation October 3, 2014, and Umberto Filice, our Senior Vice President Sales and Marketing until he resigned effective January 9, 2015.
Our compensation policies and philosophies are designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, motivate and retain individuals who contribute to our long-term success. We believe our executive compensation program must be competitive in order to attract and retain our executive officers. We seek to implement our compensation policies and philosophies by linking a significant portion of our executive officers’ cash compensation to performance objectives and by providing a portion of their compensation as long-term incentive compensation in the form of equity awards.
To date, the compensation of our Named Executive Officers has consisted of a base salary, an annual cash incentive bonus, restricted stock, stock options, health and welfare benefits, and certain perquisites. Pursuant to their employment agreements, certain of the Named Executive Officers are also eligible to receive certain payments and benefits upon a termination of employment under certain circumstances.
The Compensation Committee is directly responsible for determining the compensation of our executive officers. It also is responsible for establishing, and periodically reviewing, our executive compensation philosophy and policies.
Compensation Tables
The following table presents summary information regarding the total compensation for the years ended December 31, 2013 and 2014, for the Named Executive Officers. The information for 2013 relates to compensation paid by Former EveryWare up through the date of the Business Combination and by EveryWare Global from that date through the end of 2013.

	Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Sam Solomon	2014	478,846	—	29,400	59,238	567,484
President and Chief Executive Officer
Joel Mostrom (4)	2014	348,480	—	—	—	348,480
Interim Chief Financial Officer
Umberto Filice (5)	2014	300,000	—	—	14,505	314,505
Senior Vice President - Sales and Marketing
John Sheppard (6)	2014	115,779	—	—	500,232	616,011
President and Chief Executive Officer	2013	522,439	—	1,051,200	38,807	1,612,446
Bernard Peters (7)	2014	261,389	—	—	73,009	334,398
Executive Vice President and Chief Financial Officer	2013	302,884	168,125	627,781	30,208	1,128,998

(1)	In 2013, Mr. Peters received a signing bonus of $50,000 and also received a bonus of $118,125 pursuant to the terms of his employment agreement.

(2)
Amounts reported in the Option Awards column represent the estimated grant date fair value of option awards computed in accordance with U.S. GAAP.  On August 31, 2013, 160,000 stock options were granted to Mr. Sheppard under the 2013 Omnibus Incentive Plan, on June 12, 2013, 121,899 stock options were granted to Mr. Peters under the 2013 Omnibus Incentive Plan, and on June 9, 2015, 70,000 stock options were granted to Mr. Solomon under the 2013 Omnibus Incentive Plan.  All of the 2013 and 2014 option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. All of the 2013 and 2014 options granted were subject to time vesting conditions and vest ratably and became exercisable over the following periods: annually over four years from the date of grant in the case of Mr. Sheppard’s options, annually over five years from the date of grant in the case of Mr. Peters’ options, and monthly through June 1, 2016, in the case of Mr. Solomon’s options.  The estimated grant date fair value of the 2013 Omnibus Incentive Plan options was $6.57 per share for Mr. Sheppard, $5.15 per share for Mr. Peters, and $0.42 per share for Mr. Solomon. Pursuant to the 2013 Omnibus Incentive Plan, all options granted to Mr. Sheppard and Mr. Peters were forfeited.

The grant date fair value of the 2013 Omnibus Incentive Plan non-qualified options granted in 2013 and 2014 was estimated using the Black-Scholes option-pricing model. The expected volatility, risk free interest rate, expected term, and expected dividend yield assumptions used when estimating the fair value of the 2013 stock options equal 50.8%, 1.5%, 6.5 years, and 0.0%, respectively. The expected volatility, risk free interest rate, expected term, and expected dividend yield assumptions used when estimating the fair value of the 2014 stock options equal 50.0%, 0.5%, 2.0 years, and 0.0%, respectively.
The risk free interest rate is based on U.S. treasury security rates corresponding to the expected term in effect as of the grant date. The expected dividend yield is based on our current dividend policy. We determined expected volatility using daily historical volatility of a group of our publicly traded industry peers over the ten year period ended on the date of grant. We determined the expected term of the stock options based on the weighted average expected timing of a liquidity event as of the date of grant. The amounts shown may not correspond to the actual value that may be realized by the named executive officers.

(3)	“All Other Compensation” for 2013 and 2014 includes the following:

•
For Mr. Sheppard, in 2014, $484,615 severance related costs and $15,617 costs associated with travel between his home in Florida and our corporate headquarters, the cost of a company-leased apartment while in Lancaster, Ohio, and the cost of a company-leased car. In 2013, $38,807 for costs associated with travel between his home in Florida and our corporate headquarters, the cost of a company-leased apartment while in Lancaster, Ohio, and the cost of a company-leased car.

•
For Mr. Solomon in 2014, $25,936 for costs associated with travel between his home in Illinois and our corporate headquarters, $18,240 for costs of a company-leased apartment while in Lancaster, Ohio and $15,062 for the cost of a company-leased car.

•
For Mr. Peters in 2014, $68,333 for costs associated with travel between his home in Illinois and our corporate headquarters, and the cost of a company-leased car. In 2013, $25,793 for costs associated with travel between his home and our corporate headquarters, and the cost of a company-leased car.

•	For Mr. Filice in 2014, the cost of a company-leased car.

(4)	Consists of payments made to A&M in connection with Mr. Mostrom serving as our Interim Chief Financial Officer.

(5)	Mr. Filice’s employment with the Company terminated on January 9, 2014.

(6)	Mr. Sheppard’s employment with the Company terminated on February 24, 2014.

(7)	Mr. Peters was hired by Former EveryWare in January 2013. Mr. Peters’s employment with the Company terminated on October 3, 2014.
Employment Agreements
Set forth below is a summary of the employment agreements for our Named Executive Officers. Each of the employment agreements described below provides for certain severance and change in control benefits, which are described below under the heading “-Termination of Employment and Change in Control. ”
Sam Solomon
Mr. Solomon entered into an Interim Chief Executive Officer employment agreement dated February 21, 2014 (“Interim Employment Agreement”). Pursuant to the Interim Employment Agreement, Mr. Solomon earned $45,000 per month. Mr. Solomon then entered into an Employment Agreement with us on June 9, 2014 (the “Solomon Employment Agreement”) that replaced the Interim Employment Agreement. Pursuant to the Solomon Employment Agreement, Mr. Solomon will receive an annual salary of $600,000. Mr. Solomon is eligible for an annual bonus of up to 75% of his annual salary, and the annual bonus payout range will be 0% to 150% of the annual target bonus amount. The Board, in its sole discretion, may pay up to 50% of the annual bonus in restricted shares of the Company that vest over succeeding two years, or earlier, if there is a change in control of the Company. To receive the annual bonus, Mr. Solomon must be continuously employed by the Company or its subsidiaries through the date the annual bonus becomes payable. The metrics for annual bonus shall be consistent with our general short‑term incentive program for its senior executed employees. Mr. Solomon’s annual bonus for 2014 was to be prorated for the portion of the year Mr. Solomon served as Interim Chief Executive Officer. Mr. Solomon shall be reimbursed for up to $100,000 of actual expenses for relocation of his household to the Columbus, Ohio area. If Mr. Solomon resigns other than for ”Good Reason” or is discharged for “Cause” (as such terms are defined in the agreement) before June 1, 2015, Mr. Solomon shall repay expenses advanced for relocation.
The term of the Solomon Employment Agreement is for two years commencing June 1, 2014, and shall be automatically extended for successive one-year periods unless sixty days’ written notice is provided by either party prior to the expiration of the term. Mr. Solomon was given the right to receive stock option grants totaling 210,000 options to purchase shares of our common stock under the 2013 Omnibus Incentive Compensation Plan. The options will have an exercise price equal to the fair market value of our common stock on the grant date and expire after 10 years. Of the total of 210,000 options, 70,000 were granted on June 9, 2014, and will vest ratably each month through June 1, 2016; an additional 70,000 options will be granted on June 1, 2015, and will vest ratably each month through June 1, 2017; and an additional 70,000 options will be granted on June 1, 2016, and will vest ratably each month through June 1, 2018. Mr. Solomon was entitled to participate in all employee benefit plans and programs maintained by the Company for its senior executives. Mr. Solomon agreed to certain restrictive covenants, including a confidentiality agreement, an agreement not to compete with us during his employment and for a period of 18 months following termination of employment, and an agreement not to solicit our customers or employees, and not to interfere with our business relationships, during his employment and for a period of two years following termination of employment.
Joel Mostrom
On September 23, 2014, we entered into an agreement with Alvarez & Marsal North America, LLC (“A&M”) pursuant to which Joel Mostrom would serve as our Interim Chief Financial Officer. The agreement also provided for additional employees of A&M to be made available as required to assist Mr. Mostrom in the execution of his duties as Interim Chief Financial Officer. Such duties are described in the agreement as all normal and customary duties required of chief financial officers, plus such other services as may be requested or directed by our chief executive officer or the Board. In compensation for making Mr. Mostrom available under the agreement, we paid A&M a weekly fee of $31,680, plus reasonable out-of-pocket expenses. To the extent that other employees of A&M were made available to us under the agreement to assist Mr. Mostrom, A&M was compensated for their time on an hourly basis. The agreement does not have a set term but may be terminated by either party without cause at any time upon five days’ written notice. Mr. Mostrom will remain an employee of A&M in his capacity as Senior Director while he serves as our Interim Chief Financial Officer.
Umberto Filice
On December 31, 2012, Mr. Filice entered into an employment agreement with us. The employment agreement had a term beginning on December 31, 2012, and continued until terminated by either us or Mr. Filice.  During the term of the agreement, Mr. Filice continued serving as Senior Vice President, Retail and Specialty Sales and in 2013 was given the title of Senior Vice President of Sales and Marketing.  Mr. Filice’s initial base salary under the agreement was $260,000 per year, subject to annual review by the Board, and he was made eligible for an annual incentive bonus of up to 70% of his base salary, with 80% of the bonus potential based on achievement of our annual investor basis EBITDA budget approved by the Board and 20% of the bonus potential based on achievement of personal goals and objectives, as determined by the Chief Executive Officer and the Board. Mr. Filice agreed in his employment agreement to certain restrictive covenants, including a confidentiality agreement, an agreement not to compete with us for a period of six months following termination of employment, and an agreement not to solicit our customers and employees and not to interfere with our business relationships for a period of six months following termination of employment. Mr. Filice resigned from the Company on January 9, 2015. In connection with Mr. Filice’s resignation, we entered into an Agreement and Release with Mr. Filice that provided, among other things, that Mr. Filice' separation would be effective on January 9, 2015 and we would pay a lump-sum payment in the amount of $50,000, less all applicable withholdings and taxes within 14 days of Mr. Filice’s separation date. Mr. Filice agreed to certain confidentiality and non-disparagement covenants with us and released and discharged past and present claims against us, our current, former and successor affiliates (including without limitation its subsidiary, Anchor Hocking, LLC), and our current and former directors, officers, owners, employees, employee benefit plans and agents.
John Sheppard
On August 14, 2013, Mr. Sheppard entered into an employment agreement with us, which replaced the executive term sheet executed with us on March 29, 2012. The agreement had an initial term ending July 1, 2016, and would have automatically renewed on each anniversary of such date, unless we or Mr. Sheppard provided notice of termination of the agreement at least 90 days prior to July 1, 2016, or each anniversary of such date. During the term of the employment agreement, Mr. Sheppard was to continue serving as our Chief Executive Officer and as a member of the Board. Mr. Sheppard’s initial base salary under the employment agreement was $600,000 per year, subject to annual review by the Board and Mr. Sheppard’s target annual incentive bonus was 100% of his base salary with a range between 0% and 150%, with up to 50% of Mr. Sheppard’s annual incentive bonus payable in restricted shares of our common stock. Additionally, Mr. Sheppard received grants of options to purchase 160,000 shares of our common stock on August 30, 2013, and would have continued to receive grants of options to purchase 160,000 shares of our common stock on each of January 1, 2015, and January 1, 2016, had Mr. Sheppard remained employed by us through those dates. The options were and would have been granted subject to time vesting on a schedule of 20% per year for five years, beginning on the date of grant, provided that the vesting period for each tranche of options actually granted could accelerate under certain circumstances.
Bernard Peters
On December 13, 2012, Mr. Peters entered into an employment agreement with us. The employment agreement had a term beginning on January 9, 2013, and continued until terminated by either us or Mr. Peters.  During the term of the agreement, Mr. Peters served as Executive Vice President and our Chief Financial Officer.  Mr. Peter’s initial base salary under the agreement was $315,000 per year, subject to annual review by the Board, and he was made eligible for an annual incentive bonus of up to 75% of his base salary, with 80% of the bonus potential based on achievement of our annual investor basis EBITDA budget approved by the Board and 20% of the bonus potential based on achievement of personal goals and objectives, as determined by the Chief Executive Officer and the Board.  For 2013, Mr. Peters was entitled to a minimum bonus of one-half of his 2013 bonus potential, and he received a one-time sign-on bonus of $50,000.  Additionally, Mr. Peters was entitled to receive a stock option grant of Former EveryWare’s Class B Common Stock representing approximately 1% of the issued and outstanding share capital of Former EveryWare on a fully-diluted basis as calculated on Former EveryWare’s capitalization as of the date of his agreement and subject to approval from and at the fair market price and grant date established by the Former EveryWare Board of Directors. The options were to be subject to the EveryWare Global, Inc. 2012 Stock Option Plan or such other stock option plan as Former

EveryWare and its Board of Directors might establish.  Mr. Peters agreed in his employment agreement to certain restrictive covenants, including a confidentiality agreement, an agreement not to compete with us for a period of six months following termination of employment, and an agreement not to solicit our customers and employees and not to interfere with our business relationships for a period of six months following termination of employment. Mr. Peters resigned from the Company on October 3, 2014.
Annual Management Incentive Plans
2014 EveryWare Global, Inc. Short-Term Incentive Plan
On February 20, 2014, the Compensation Committee approved the EveryWare Global, Inc. Short-Term Incentive Plan for 2014 (the “STIP”). Although the STIP was approved for 2014, no participants were designated and no performance goals were established. Due to our liquidity constraints in 2014, no bonuses were earned or awarded in 2014 under the STIP.
Equity Awards
The following table summarizes, for each of the Named Executive Officers, the number of shares of restricted stock and the number of shares of our common stock underlying outstanding stock options held as of December 31, 2014.

Outstanding Equity Awards at Fiscal Year End
	Option Awards
	Option Award Grant Date	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name		Exerciseable	Unexerciseable
Sam A. Solomon (1)	6/9/2014	17,500	52,500	—	$1.33	6/9/2024
Umberto Filice (2)(3)	10/22/2012	2,167	3,253	8,130	$5.61	10/22/2022

(1)	Mr. Solomon’s options were issued under the EveryWare Global, Inc. 2013 Omnibus Incentive Plan and vest ratably each month from the grant date to June 1, 2016.

(2)
Mr. Filice’s stock options were issued under the EveryWare Global Inc. 2012 Stock Option Plan and will vest upon the achievement of certain investment return thresholds as described under “Employee Stock Plans-October 22, 2012 Option Awards.” Performance-based options, once vested, only become exercisable in connection with a Change of Control.

(3)
The unexercisable and unearned options granted to Mr. Filice were forfeited upon the termination of his employment with us. The vested portion of the stock options granted in 2012 expired when those options were not exercised within 30 days after the date upon which his employment with us terminated (January 9, 2015).

Employee Stock Plans
EveryWare Global, Inc. 2012 Stock Option Plan
On September 29, 2012, Former EveryWare adopted the EveryWare Global, Inc. 2012 Stock Option Plan (the “2012 Option Plan”). The 2012 Option plan was assumed by us after the Business Combination and is administered by our Compensation Committee.  The 2012 Option Plan has been terminated and no future awards may be made under the plan.

Option holders do not have any voting or other rights as a stockholder with respect to any shares issuable upon exercise of an option until exercise of the option and issuance of a certificate or certificates representing such shares. Options may not be transferred other than by will or the laws of descent and distribution, and may only be exercised by the participant.
Except as otherwise provided in an option agreement, if a participant’s employment with us is terminated, all of the participant’s unvested options will expire and be forfeited. If a participant dies or becomes subject to a disability, the portion of the participant’s option that is vested will expire 180 days after the date of death or disability, but in no event after its expiration date. If a participant retires with the approval of the Board, the portion of the participant’s option that is vested will expire 90 days after the date of retirement, but in no event after its expiration date. If a participant’s employment is terminated other than for cause, the portion of the participant’s option that is vested will expire 30 days after the date of termination, but in no event after its expiration date. Under all other circumstances, any portion of a participant’s option that is vested and exercisable on a participant’s termination date will expire and be forfeited on such participant’s termination date.
In the event of a Change of Control (as defined below), the Board or the Compensation Committee, in their discretion, may provide that all or any of the options shall become immediately exercisable by any participants who are employed by us at the time of the Change of Control and/or that all options shall terminate if not exercised as of the date of the Change of Control or other prescribed period of time. “Change of Control” is defined in the 2012 Option Plan, as amended at the time of the Business Combination, as any transaction or series of related transactions pursuant to which any Person (other than Monomoy Capital Partners, L.P., Monomoy Capital Partners II, L.P. or any of their affiliates) in the aggregate acquire(s) (i) capital stock of the Company possessing the voting power (other than voting rights accruing only in the event of a default, breach or event of noncompliance) to elect a majority of the Board (whether by merger, consolidation, reorganization, combination, sale or transfer of our capital stock, shareholder or voting agreement, proxy, power of attorney or otherwise) (other than voting rights accruing only in the event of a default, breach or event of noncompliance) or (ii) all or substantially all of our assets determined on a consolidated basis, or (iii) Monomoy Capital Partners, L.P. and Monomoy Capital Partners II, L.P., together with their respective affiliates, in the aggregate, own less than 50% of our voting equity securities.
The 2012 Option Plan contains restrictive covenants applicable to all participants, including a confidentiality agreement, an agreement not to compete with us for a period of 12 months following termination of employment, and an agreement not to solicit our customers and employees, and not to interfere with our business relationships, for a period of 12 months following termination of employment.
The Board has terminated the 2012 Option Plan and no further option awards may be made under the plan.
The Type I Options vest in five equal annual installments on the first five anniversaries of the date of grant. Upon the consummation of a Change of Control, any unvested portion of a Type I Option will vest and become exercisable in full. The Type II Option will vest and become exercisable upon the consummation of a Change of Control in which the MCP Funds have received in the aggregate, from the effective date of the 2012 Option Plan, a specified amount of net cash inflows with respect to or in exchange for our equity securities through the date of consummation of a Change of Control. If, as of the date of a Change of Control, the MCP Funds have received in the aggregate less than $151.5 million of net cash inflows, 0% of the Type II Option will vest. If, as of the date of a Change of Control, the MCP Funds have received in the aggregate between $151.1 million and $189.1 million of net cash inflows, 30% of the Type II Option will vest and become exercisable. If, as of the date of a Change of Control, the MCP Funds have received in the aggregate between $189.1 million and $225.3 million of net cash inflows, between 65% and 100% of the Type II Option will vest (to be determined based on proportionate straight line vesting with $225.3 million of net cash inflows representing 100% vesting). The Business Combination was not a Change of Control under the terms of the options. The unvested portion of the Type I Options awarded to Mr. Filice were forfeited upon the termination of his employment with us and all of his Type II Options were so forfeited.  The vested portions of his Type I Options expired when those options were not exercised within 30 days after the date upon which his employment with us terminated.
EveryWare Global, Inc. 2013 Omnibus Incentive Plan
Overview
The purpose of the 2013 Omnibus Incentive Plan (the “Omnibus Plan”) is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling us to offer eligible employees, directors, and consultants cash and stock-based incentive awards in order to attract, retain, and reward these individuals and strengthen the mutuality of interests between them and our stockholders.
The Omnibus Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation, and performance awards. Directors, officers, and other employees of us and our subsidiaries and affiliates, as well as others performing consulting or advisory services for us, will be eligible for grants under the Omnibus Plan. Generally, all classes of employees will be eligible to participate in the Omnibus Plan.
Share Reserve
The aggregate number of shares of common stock that may be issued or used for reference purposes under the Omnibus Plan or with respect to which awards may be granted may not exceed 870,000 shares. The maximum number of shares of our common stock with respect to which any stock option, stock appreciation right, shares of restricted stock, or other stock-based awards that are subject to the attainment of specified performance goals and intended to satisfy Section 162(m) of the Internal Revenue Code (the “Code”) may be granted under the Omnibus Plan during any fiscal year to any eligible individual will be 174,000 shares (per type of award); provided that the total number of shares of our common stock with respect to all such awards may be granted under the Omnibus Plan during any fiscal year to any eligible individual will be 174,000 shares. There are no annual limits on the number of shares of our common stock that may be granted with respect to an award of restricted stock that is not subject to the attainment of specified performance goals. The maximum number of shares of our common stock subject to any performance award that may be granted under the Omnibus Plan during any fiscal year to any eligible individual will be 174,000 shares. The maximum value of a cash payment made under a performance award that may be granted under the Omnibus Plan during any fiscal year to any eligible individual will be $2,000,000.
The number of shares available for issuance under the Omnibus Plan may be subject to adjustment in the event of a reorganization, stock split, merger, or similar change in the corporate structure or the number of outstanding shares of our common stock. In the event of any of these occurrences, we will make any adjustments we consider appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the plan or covered by grants previously made under the plan. The shares available for issuance under the plan may be, in whole or in part, either authorized and unissued shares of our common stock or shares of common stock held in or acquired for our treasury. In general, if awards under the Omnibus Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such awards may again be available for the grant of awards under the Omnibus Plan.
Administration
The Omnibus Plan will be administered by the Compensation Committee. Among the committee’s powers will be to (i) determine the form, amount, and other terms and conditions of awards; (ii) construe or interpret any provision of the Omnibus Plan or any award agreement; (iii) amend the terms of outstanding awards; and (iv) adopt such rules, guidelines, and practices for administering the Omnibus Plan as it deems advisable. The committee will have full authority to administer and interpret the Omnibus Plan, to grant discretionary awards under the Omnibus Plan, to determine the persons to whom awards will be granted, to determine the types of awards to be granted, to determine the terms and conditions of each award, to determine the number of shares of common stock to be covered by each award, to make all other determinations in connection with the Omnibus Plan and the awards thereunder as the committee deems necessary or desirable, and to delegate authority under the Omnibus Plan to our executive officers.
Eligibility for Participation
Members of our Board of Directors, as well as employees of, and consultants to, us or any of our subsidiaries and affiliates will be eligible to receive awards under the Omnibus Plan.
Award Agreement
Awards granted under the Omnibus Plan will be evidenced by award agreements, which need not be identical, that provide additional terms, conditions, restrictions, or limitations covering the grant of the award, including, without limitation, additional terms providing for the acceleration of exercisability or vesting of awards in the event of a change of control or conditions regarding the participant’s employment, as determined by the committee.
Stock Options
The committee may grant nonqualified stock options to any individuals eligible to participate in the Omnibus Plan and incentive stock options to purchase shares of our common stock only to eligible employees. The committee will determine the number of shares of our common stock subject to each option, the term of each option, which may not exceed ten years, or five years in the case of an incentive stock option granted to a 10%or greater stockholder, the exercise price, the vesting schedule, if any, and the other material terms of each option. No incentive stock option or nonqualified stock option may have an exercise price less than the fair market value of a share of our common stock at the time of grant or, in the case of an incentive stock option granted to a 10% or greater stockholder, 110% of such share’s fair market value. Options will be exercisable at such time or times and subject to such terms and conditions as determined by the committee at grant and the exercisability of such options may be accelerated by the committee.
Stock Appreciation Rights
The committee may grant stock appreciation rights (“SARs”) either with a stock option, which may be exercised only at such times and to the extent the related option is exercisable (“Tandem SAR”), or independent of a stock option (“Non-Tandem SAR”). A SAR is a right to receive a payment in shares of our common stock or cash, as determined by the committee, equal in value to the excess of the fair market value of one share of our common stock on the date of exercise over the exercise price per share established in connection with the grant of the SAR. The term of each SAR may not exceed 10 years. The exercise price per share covered by an SAR will be the exercise price per share of the related option in the case of a Tandem SAR and will be the fair market value of our common stock on the date of grant in the case of a Non-Tandem SAR. The committee may also grant limited SARs, either as Tandem SARs or Non-Tandem SARs, which may become exercisable only upon the occurrence of a change in control, as defined in the Omnibus Plan, or such other event as the committee may designate at the time of grant or thereafter.
Restricted Stock
The committee may award shares of restricted stock. Except as otherwise provided by the committee upon the award of restricted stock, the recipient generally will have the rights of a stockholder with respect to the shares, including the right to receive dividends, the right to vote the shares of restricted stock and, conditioned upon full vesting of shares of restricted stock, the right to tender such shares, subject to the conditions and restrictions generally applicable to restricted stock or specifically set forth in the recipient’s restricted stock agreement. The committee may determine at the time of award that the payment of dividends, if any, will be deferred until the expiration of the applicable restriction period. Recipients of restricted stock will be required to enter into a restricted stock agreement with us that states the restrictions to which the shares are subject, which may include satisfaction of pre-established performance goals, and the criteria or date or dates on which such restrictions will lapse. If the grant of restricted stock or the lapse of the relevant restrictions is based on the attainment of performance goals, the committee will establish for each recipient the applicable performance goals, formulae, or standards and the applicable vesting percentages with reference to the attainment of such goals or satisfaction of such formulae or standards while the outcome of the performance goals are substantially uncertain. Such performance goals may incorporate provisions for disregarding, or adjusting for, changes in accounting methods, corporate transactions, including, without limitation, dispositions and acquisitions, and other similar events or circumstances. Section 162(m) of the Code requires that performance awards be based upon objective performance measures. The performance goals for performance-based restricted stock will be based on one or more of the objective criteria discussed in general below.
Other Stock-Based Awards
The committee may, subject to limitations under applicable law, make a grant of such other stock-based awards, including, without limitation, performance units, dividend equivalent units, stock equivalent units, restricted stock, and deferred stock units under the Omnibus Plan that are payable in cash or denominated or payable in or valued by shares of our common stock or factors that influence the value of such shares. The committee may determine the terms and conditions of any such other awards, which may include the achievement of certain minimum performance goals for purposes of compliance with Section 162(m) of the Code and a minimum vesting period. The performance goals for performance-based other stock-based awards will be based on one or more of the objective criteria discussed in general below.
Other Cash-Based Awards
The committee may grant awards payable in cash. Cash-based awards shall be in such form, and dependent on such conditions, as the committee shall determine, including, without limitation, being subject to the satisfaction of vesting conditions or awarded purely as a bonus and not subject to restrictions or conditions. If a cash-based award is subject to vesting conditions, the committee may accelerate the vesting of such award in its discretion.
Performance Awards
The committee may grant a performance award to a participant payable upon the attainment of specific performance goals. The committee may grant performance awards that are intended to qualify as performance-based compensation under Section 162(m) of the Code as well as performance awards that are not intended to qualify as performance-based compensation under Section 162(m) of the Code. If the performance award is payable in cash, it may be paid upon the attainment of the relevant performance goals either in cash or in shares of restricted stock, based on the then current fair market value of such shares, as determined by the committee. Based on service, performance, or other factors or criteria, the committee may, at or after grant, accelerate the vesting of all or any part of any performance award.
Performance Goals
The committee may grant awards of restricted stock, performance awards, and other stock-based awards that are intended to qualify as performance-based compensation for purposes of Section 162(m) of the Code. These awards may be granted, vest, and be paid based on attainment of specified performance goals established by the committee. These performance goals may be based on the attainment of a certain target level of, or a specified increase or decrease in, one or more of the following measures selected by the committee: (1) earnings per share; (2) operating income; (3) gross income; (4) net income, before or after taxes; (5) cash flow; (6) gross profit; (7) gross profit return on investment; (8) gross margin return on investment; (9) gross margin; (10) operating margin; (11) working capital; (12) earnings before interest and taxes; (13) earnings before interest, tax, depreciation and amortization; (14) return on equity; (15) return on assets; (16) return on capital; (17) return on invested capital; (18) net revenues; (19) gross revenues; (20) revenue growth, as to either gross or net revenues; (21) annual recurring net or gross revenues; (22) recurring net or gross revenues; (23) license revenues; (24) sales or market share; (25) total shareholder return; (26) economic value added; (27) specified objectives with regard to limiting the level of increase in all or a portion of our bank debt or other long-term or short-term public or private debt or other similar financial obligations, which may be calculated net of cash balances and other offsets and adjustments as may be established by the committee; (28) the fair market value of a share of common stock; (29) the growth in the value of an investment in the common stock assuming the reinvestment of dividends; (30) reduction in operating expenses; (31) return on net assets or (32) other objective criteria determined by the committee in accordance with the Omnibus Plan.
To the extent permitted by law, the committee may also exclude the impact of an event or occurrence which the committee determines should be appropriately excluded, such as (1) restructurings, discontinued operations, extraordinary items, and other unusual or non-recurring charges; (2) an event either not directly related to our operations or not within the reasonable control of management; or (3) a change in tax law or accounting standards required by generally accepted accounting principles. Performance goals may also be based on an individual participant’s performance goals, as determined by the committee. In addition, all performance goals may be based upon the attainment of specified levels of our performance, or the performance of a subsidiary, division, or other operational unit, under one or more of the measures described above relative to the performance of other corporations. The committee may designate additional business criteria on which the performance goals may be based or adjust, modify or amend those criteria.
Change in Control
In connection with a change in control, as defined in the Omnibus Plan, the committee, in its discretion, may accelerate vesting of outstanding awards under the Omnibus Plan. In addition, such awards may be, in the discretion of the committee, (1) assumed and continued or substituted in accordance with applicable law; (2) purchased by us for an amount equal to the excess of the price of a share of our common stock paid in a change in control over the exercise price of the awards; or (3) cancelled if the price of a share of our common stock paid in a change in control is less than the exercise price of the award. The committee may also provide for accelerated vesting or lapse of restrictions of an award at any time.
Stockholder Rights
Except as otherwise provided in the applicable award agreement, and with respect to an award of restricted stock, a participant will have no rights as a stockholder with respect to shares of our common stock covered by any award until the participant becomes the record holder of such shares.
Amendment and Termination
Notwithstanding any other provision of the Omnibus Plan, our Board of Directors may at any time amend any or all of the provisions of the Omnibus Plan, or suspend or terminate it entirely, retroactively or otherwise; provided, however, that, unless otherwise required by law or specifically provided in the Omnibus Plan, the rights of a participant with respect to awards granted prior to such amendment, suspension, or termination may not be adversely affected without the consent of such participant.
Transferability

Awards granted under the Omnibus Plan generally will be nontransferable, other than by will or the laws of descent and distribution, except that the committee may provide for the transferability of nonqualified stock options at the time of grant or thereafter to certain family members.
Recoupment of Awards
The Omnibus Plan provides that awards granted under the Omnibus Plan are subject to any recoupment policy we may have, including the clawback of “incentive-based compensation” under the Exchange Act, or under any applicable rules and regulations promulgated by the SEC.
2014 Awards Under the Omnibus Plan
On June 9, 2014, we awarded 70,000 options to Mr. Solomon.  The options awarded will vest ratably each month through June 1, 2016.
Post-Retirement Benefits
401(k) Plan
We maintain tax-qualified defined contribution plans meeting the requirements of Section 401(k) of the Internal Revenue Code, commonly called a 401(k) plan, for substantially all of our U.S. employees. The two 401(k) plans are available on the same terms to all of our U.S. employees, including our Named Executive Officers. Each participant can elect to contribute from 0% to 100% of his or her base salary to the 401(k) plan, subject to Internal Revenue Service and ERISA limitations. The deferred amount is invested in accordance with the election of the participant in a variety of investment choices. Subject to certain limitations, the Company has the option to match a participant’s contributions to the 401(k) plan. A participant is always vested in his or her own salary reduction contributions and in amounts credited to his or her account as company-matching contributions. No matching contributions were made in 2014.
Termination of Employment and Change in Control
Sam Solomon
Pursuant to the Solomon Employment Agreement, if Mr. Solomon is terminated other than for Cause (as defined in the agreement) or if Mr. Solomon terminates his employment for Good Reason (as defined in the agreement), in each case prior to the termination of the Solomon Employment Agreement, then Mr. Solomon would be entitled to all accrued and unpaid salary, bonus, and other benefits and continuation of his then current salary for a period of six months post-termination. The post-termination payments described above are subject to Mr. Solomon’s execution of a release and waiver of all claims against us and his compliance with certain restrictive covenants, including an 18 month noncompetition covenant and two-year non-solicitation covenant. If Mr. Solomon has relocated to the greater Columbus, Ohio area, the severance period shall increase to nine months, and provided, further, that if Mr. Solomon is terminated after April 1, 2015, the severance shall increase to twelve months.
If Mr. Solomon’s employment is terminated upon death or disability, he is entitled to receive any unpaid base salary through termination, any accrued but unused vacation time, and all other payments to which he is entitled under the terms of any applicable compensation arrangement or benefit plan or program.
Umberto Filice
Mr. Filice’s employment agreement provided that if his employment was terminated by us other than for Cause (as defined in the employment agreement) prior to the termination of the employment agreement, then he would be entitled to a severance benefit. No severance benefit was payable in the event that Mr. Filice resigned his employment with us. Mr. Filice resigned his employment as of January 9, 2015, and no severance benefit was paid to him.
John Sheppard
Mr. Sheppard’s employment agreement provided that if his employment was terminated by us other than for Cause (as defined in the employment agreement) or if Mr. Sheppard terminated his employment for Good Reason (as defined in the employment agreement), in each case prior to the termination of the employment agreement, then Mr. Sheppard would be entitled to all accrued and unpaid salary, bonus, and other benefits and continuation of his then current salary for a period of 18 months post-termination. The post-termination payments described above were subject to Mr. Sheppard’s execution of a release and waiver of all claims against us and his compliance with certain restrictive covenants, including a two-year noncompetition covenant and two-year non-solicitation covenant.  Mr. Sheppard’s employment with us was terminated without Cause on February 24, 2014.  In accordance with his employment agreement, he executed an agreement in connection with his departure containing the release and waiver referred to above, and he is being paid an amount equal to 18 months of his base salary rate at the time of termination, paid in accordance with our regular payroll processes over that period of time following the date of termination.
Bernard Peters
Mr. Peters’ employment agreement provided that if his employment was terminated by us other than for Cause (as defined in the employment agreement) prior to the termination of the employment agreement, then he would be entitled to a severance benefit. No severance benefit was payable in the event that Mr. Peters resigned his employment with us. Mr. Peters resigned his employment as of October 3, 2014, and no severance benefit was paid to him.
Director Compensation
Pursuant to the terms of the Governance Agreement, Daniel Collin is Chairman of the Board and receives aggregate annual compensation of $250,000 during his term of service on the Board, and Thomas J. Baldwin is Vice Chairman of the Board and receives aggregate annual compensation of $200,000 during his term of service on the Board.  Barry L. Kasoff, as Chair of the Audit Committee, received aggregate annual compensation of $100,000 during his term of service on the Board. Mr. Kasoff resigned on May 29, 2014. Ms. Richstone was appointed on November 14, 2014, and will receive annual compensation of $85,000 in cash and $35,000 in restricted stock, which vests over a one-year period in twelve equal monthly installments beginning on December 31, 2014. Other non-employee members of the Board receive aggregate annual compensation of $75,000 during their respective terms of service on the Board.  Non-employee directors have the option to receive all or a portion of their Board fees in the form of stock rather than in cash. During 2014, at least 25% of each director’s total annual fees were required to be paid in the form of restricted stock awards that vested over a one-year period in twelve equal monthly installments beginning on January 31, 2014. That requirement will not apply during 2015.
The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors during 2014. No employee directors served on the Board of Directors in 2014 other than John Sheppard, who departed the Company on February 24, 2014. Mr. Sheppard received no compensation for his services as a director in 2014 and therefore is not included in this table.

	Director Compensation
Name	Note	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2)	Total ($)
Daniel J. Collin		187,500	62,500	250,000
Thomas J. Baldwin		150,000	50,000	200,000
Joseph A. De Perio	(3)	83,250	18,750	102,000
Barry L. Kasoff		37,500	12,500	50,000
William J. Krueger	(3)	77,250	18,750	96,000
Ronald D. McCray	(3)(4)	83,812	20,938	104,750
Stephen W. Presser		56,250	18,750	75,000
Ron Wainshal		56,250	18,750	75,000
Ellen B. Richstone		40,625	5,000	45,625

(1)
In 2014, the following directors elected to take a portion of their respective cash fees in the form of stock in addition to the 25% mandatory amount, based on a per share value of $8.28 per share (the closing price for our shares on the day prior to the date on which the Board approved the stock issuances): Joseph A. De Perio, $16,250 (1,963 shares); Barry L. Kasoff, $37,500 (4,529 shares); and Ron Wainshal, $56,250 (6,793 shares).  Ellen Richstone also elected to take a portion of her cash fees in the form of stock in addition to the 25% mandatory amount, based on a per share value of $1.15: $30,000 (26,087 shares). These shares were issued under the EveryWare Global, Inc. 2013 Omnibus Incentive Plan and were all fully vested upon grant.

(2)
Represents 25% of the individual’s 2014 director compensation fees (not counting special project fees) that the directors are required to take in the form of stock.  Based on the $8.28 per share value referenced in footnote (1), above, this resulted in the following share awards for the following directors: Daniel Collin, 7,548 shares; Thomas J. Baldwin, 6,039 shares; Joseph A. De Perio, 2,264 shares; Barry L. Kasoff, 3,019 shares; William J. Krueger, 2,264 shares; Ronald D. McCray, 2,264 shares; Stephen Presser, 2,264 shares; and Ron Wainshal, 2,264 shares.  The shares issued to Ellen Richstone to satisfy her requirement to take 25% of her 2014 director compensation fees in the form of stock were based on a $1.15 per share value, and she received 4,348 shares. These shares were issued under the EveryWare Global, Inc. 2013 Omnibus Incentive Plan and vested ratably on a monthly basis through 2014. Upon his resignation from the Board, Mr. Kasoff was vested in 1,509 of the shares listed above in this footnote and the remaining shares were forfeited.

(3)	Fees earned include amounts paid for service on a special committee project, as follows: William J. Krueger, $21,000; Ronald D. McCray, $21,000; and Joseph A. De Perio, $27,000.

(4)	Mr. McCray resigned from the Board effective March 30, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
Options to purchase shares of our common stock have been granted to certain of our executives and key employees under the EveryWare Global, Inc. 2012 Stock Option Plan and under the Omnibus Plan. The following table summarizes the number of stock options granted, net of forfeitures and exercises, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2014:

Name	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders
EveryWare Global, Inc. 2013 Omnibus Incentive Plan	100,474	$4.00	530,482
Equity compensation plans not approved by stockholders
EveryWare Global, Inc. 2012 Stock Option Plan	74,525	$5.61	—	(1)
Total	174,999	$4.68	530,482

(1)	This plan has been terminated and no further awards may be made under the plan.
Stock Ownership of Certain Beneficial Owners and Management
The following table contains information about the beneficial ownership of our common stock as of March 31, 2015, by:

•	each person who is known by us to beneficially own more than 5% of the outstanding shares of common stock;

•	by each of our directors;

•	by each of our named executive officers; and

•	by all of our directors and executive officers as a group.
Percentages of Common Stock owned are based on 22,144,417 shares outstanding as of March 31, 2015.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2015 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise indicated, the address of each of the individuals named below is c/o EveryWare Global, Inc., 519 North Pierce Avenue, Lancaster, Ohio 43130.

		Shares Beneficially Owned
Name and Address	Note	Number	Percentage
5% Stockholders:
MCP Funds	(1)(2)	17,585,598	66.2%
Clinton Group, Inc.	(3)	5,879,925	24.0%
AQR Capital Management, LLC	(4)	2,100,000	9.5%
NorthPointe Capital, LLC	(5)	1,191,943	5.4%
Directors and Named Executive Officers:
Sam A. Solomon	(6)	32,083	*
John Sheppard	(7)	8,171	*
Joel Mostrom		—	—
Bernard Peters	(8)	3,100	*
Umberto Filice	(9)	113,239	*
Thomas J. Baldwin	(10)	19,856	*
Daniel J. Collin	(11)	17,585,598	66.2%
Joseph A. De Perio		15,897	*
William J. Krueger	(12)	10,445	*
Stephen W. Presser	(13)	17,585,598	66.2%
Ellen B. Richstone		30,435	*
Ron Wainshal	(14)	22,782	*
All Current Directors and Executive Officers as a Group (13 persons)		17,877,517	67.1%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)
Includes (i) 8,096,581 shares (including 737,447 shares that would vest if the market price of our common stock exceeds $15.00 per share for any 20 trading days within any 30 day trading day period within five years following the closing of the Business Combination (“Earnout Shares”)) held by Monomoy Capital Partners, L.P. (“MCP”), (ii) 251,706 shares (including 22,926 Earnout Shares) held by MCP Supplemental Fund, L.P. (“MCP Supplemental Fund”), (iii) 41,917 shares (including 3,818 Earnout Shares) held by Monomoy Executive Co- Investment Fund, L.P. (“Co-Investment Fund”), (iv) 4,595,816 shares (including 418,592 Earnout Shares) held by Monomoy Capital Partners II, L.P. (“MCP II”) and (v) 145,560 shares (including 13,258 Earnout Shares) by MCP Supplemental Fund II, L.P. (“MCP Supplemental Fund II”). Monomoy General Partner, L.P. (“Monomoy GP”), the general partner of MCP, MCP Supplemental Fund and Co-Investment Fund, may be deemed to share beneficial ownership of the shares held directly by such entities. Monomoy General Partner II, L.P. (“Monomoy GP II”), the general partner of MCP II and MCP Supplemental Fund II, may be deemed to share beneficial ownership of the shares held directly by such entities. Monomoy Ultimate GP, LLC (“Ultimate GP”), the general partner of Monomoy GP and Monomoy GP II, may be deemed to share beneficial ownership of the shares held directly by each of MCP, MCP Supplemental Fund, Co-Investment Fund, MCP II and MCP Supplemental Fund II. Also includes 12,319 shares awarded to Daniel Collin and 3,695 shares awarded to Stephen Presser as director compensation, which are held for the benefit of Monomoy Capital Management, L.P. (“MCM”). Mr. Collin and Mr. Presser do not have a right to any of the proceeds of the shares because MCM is entitled to receive all director compensation payable by us in respect of Mr. Collin’s and Mr. Presser’s Board positions. As such, MCM may be deemed to be the beneficial owner of those shares. Ultimate GP is the general partner of MCM and may be deemed to share beneficial ownership of the shares held by Messrs. Collin and Presser for the benefit of MCM. Stephen Presser, Daniel Collin and Justin Hillenbrand are the sole members of the limited partner committee of each of Monomoy GP and Monomoy GP II that have the power, acting as a committee, to vote or dispose of the shares held directly by MCP, MCP Supplemental Fund, Co-Investment Fund, MCP II, MCP Supplemental Fund II and MCM, and may be deemed to share beneficial ownership of the shares held directly by such entities. Each of Messrs. Presser, Collin and Hillenbrand are the members of the Ultimate GP. Each of Monomoy GP, Monomoy GP II, Ultimate GP, Mr. Presser, Mr. Collin and Mr. Hillenbrand disclaim beneficial ownership of the shares held directly by MCP, MCP Supplemental Fund, Co-Investment Fund, MCP II, MCP Supplemental Fund II and MCM except to the extent of their pecuniary interest therein. The address for MCP, MCP Supplemental Fund, Co-Investment Fund, MCP II, MCP Supplemental Fund II, MCM, Monomoy GP, Monomoy GP II, Ultimate GP, Mr. Presser, Mr. Collin and Mr. Hillenbrand is 142 West 57th Street, 17th Floor, New York, NY 10019.

(2)
Includes warrants to purchase (i) 2,736,355 shares of common stock by MCP, (ii) 85,067 shares of common stock by MCP Supplemental Fund, (iii) 14,167 shares of common stock by Co-Investment Fund, (iv) 1,553,221 shares of common stock by MCP II and (v) 49,194 shares of common stock by MCP Supplemental Fund II.

(3)
Includes 5,129,925 shares held by the sponsor of ROI, Clinton Magnolia Master Fund, Ltd. (the “Sponsor”) and 750,000 shares held by Clinton Spotlight Master Fund, L.P. (“Spotlight” and, together with the Sponsor, the “Clinton Funds". The shares held by the Sponsor include (i) 1,863,000 founder shares held by the Sponsor which were purchased from an affiliate of our Sponsor on July 26, 2012, which includes 282,255 founder shares subject to complete or partial forfeiture if the trading price of the common stock following consummation of the Business Combination, does not exceed $15.00 per share for any 20 trading days within any 30 trading day period within five years following of the closing of the Business Combination, (ii) 3,866,667 sponsor warrants to purchase 1,933,333.5 shares of common stock owned by the Sponsor which were originally purchased at our IPO, (iii) 557,184 public warrants to purchase 278,592 shares of common stock purchased in the open market, (iv) 1,050,000 common shares purchased in a private placement in conjunction with the Business Combination and (v) 5,000 shares of common stock purchased in the open market. The shares held by Spotlight include (i) 300,000 sponsor warrants to purchase 150,000 shares of common stock purchased by our Sponsor and subsequently transferred to Spotlight immediately prior to the closing of the Business Combination and (ii) 600,000 common shares purchased in a private placement in conjunction with the Business Combination. Spotlight is an affiliate of the Sponsor. The principal business address of Clinton Magnolia Master Fund, Ltd. and Spotlight is c/o Fortis Fund Services (Cayman) Limited, P.O. Box 2003 GT, Grand Pavilion Commercial Centre, 802 West Bay Road, Grand Cayman, Cayman Islands. Investment and voting decisions for the Sponsor and Spotlight are determined by The Clinton Group, Inc. as its investment manager. George E. Hall is the Chief Investment Officer and President of Clinton Group, Inc. As the Chief Investment Officer and President of Clinton Group, Inc., Mr. Hall has the sole voting and dispositive power with respect to the shares of our common stock held by the Sponsor and Spotlight. Mr. Hall disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. The principal business address of Clinton Group, Inc. and Mr. Hall is 601 Lexington Avenue, 51st Fl., New York, NY 10022.

(4)
Based on information contained in Schedule 13G (Amendment No. 1) dated December 31, 2013, and filed on February 13, 2014, AQR Capital Management, LLC has shared voting and dispositive power with regard to 1,050,000 shares of the common stock of the Company and warrants convertible into an additional 1,050,000 shares. The principal business address of AQR Capital Management, LLC is Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(5)
Based on information contained in Schedule 13G dated December 31, 2013, and filed on February 11, 2014, NorthPointe Capital, LLC has sole voting power with regard to 854,606 shares of the Company’s common stock and sole dispositive power with regard to 1,191,943 shares. The principal business address of NorthPointe Capital, LLC is 101 W. Big Beaver, Suite 745, Troy, MI 48084.

(6)	Includes options to purchase 26,251 shares that are currently exercisable and 5,832 shares that vest within 60 days of March 31, 2015.

(7)	Includes 651 Earnout Shares. Mr. Sheppard resigned from the Company on February 24, 2014.

(8)	Mr. Peters resigned from the Company effective October 3, 2014.

(9)	Mr. Filice resigned from the Company effective January 9, 2015.

(10)	Includes 5,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.

(11)	These shares represent shares beneficially owned by the Monomoy Funds. See footnotes 1 and 2.

(12)	Includes 538 Earnout Shares.

(13)	These shares represent shares beneficially owned by the Monomoy Funds. See footnotes 1 and 2.

(14)	Includes 500 shares held as custodian for Jared Wainshal and 500 shares held as custodian for Sarah Wainshal.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
Policy Regarding Transactions with Related Persons
On May 21, 2013, our Board adopted a Related Person Transaction policy. A “Related Person Transaction” is any transaction, arrangement, or relationship between us or any of our subsidiaries and a Related Person, not including any transactions involving $120,000 or less when aggregated with all similar transactions. A “Related Person” is any of our executive officers, directors, or director nominees, any stockholder beneficially owning in excess of 5% of our stock or securities exchangeable for our stock, any immediate family member of any of the foregoing persons, and any firm, corporation, or other entity in which any of the foregoing persons is an executive officer, a partner or principal, or in a similar position, or in which such person has a 5% or greater beneficial ownership interest in such entity. When reviewing potential Related Person Transactions, our legal department will promptly communicate such information to our Audit Committee or another independent body of our Board. No Related Person Transaction will be entered into without the approval or ratification of our Audit Committee or another independent body of our Board. It is our policy that directors interested in a Related Person Transaction will recuse themselves from any such vote. Our policy does not specify the standards to be applied by our Audit Committee or another independent body of our Board in determining whether or not to approve or ratify a Related Person Transaction, and we accordingly anticipate that these determinations will be made in accordance with Delaware law. All Related Person Transactions entered into after May 21, 2013, were approved in accordance with the policy.
Registration Rights
In connection with the closing of the Business Combination, we entered into an amended and restated registration rights agreement with (i) Clinton Magnolia Master Fund, Ltd. (the “Sponsor”), Clinton Spotlight Master Fund, L.P. (“Spotlight” and together with the Sponsor, the “Clinton Funds”), Thomas J. Baldwin, Mashburn Enterprises, LLC, David L. Burke, and Joseph A. Stein, (ii) the MCP Funds, and (iii) Monomoy Capital Partners, L.P. and Monomoy Capital Partners II, L.P., as attorneys-in-fact for the management stockholders of Former EveryWare. The amended and restated registration rights agreement relates to the shares purchased by ROI’s founders (the “Founder Shares”) and shares purchased by Mr. Baldwin in a private placement, shares of our common stock underlying the warrants sold to the Sponsor simultaneously with ROI’s initial public offering (the “ROI Warrants”) and the warrants purchased by Mr. Baldwin in a private placement, the shares of our common stock that we issued under the merger agreement for the Business Combination (the “merger agreement”), any shares issued or issuable upon the exercise of any equity security of EveryWare Global that is issuable upon conversion of any working capital loans in an amount up to $500,000 made to EveryWare Global, and all shares issued to a holder with respect to the securities referred to above by way of any stock split, stock dividend, recapitalization, combination of shares, acquisition, consolidation, reorganization, share exchange, share reconstruction, amalgamation, contractual control arrangement, or similar event. The securities described in the preceding sentence are referred to below as “registrable securities.”
The registration rights agreement ROI entered into in connection with its initial public offering was amended and restated by the amended and restated registration rights agreement described above. Under the amended and restated registration rights agreement, the holders of a majority of the registrable securities are entitled to three long-form registrations and an unlimited number of short-form registrations, which we refer to as “demand registrations,” but not more than one demand registration during any six-month period. Holders of a majority of the Founder Shares, the ROI Warrants, and the shares purchased by Mr. Baldwin in a private placement are entitled to request one long-form or short-form registration under certain limited circumstances. The holders of a majority of the registrable securities are entitled to require us to effect an underwritten public offering of all or a portion of their registrable securities registered on the shelf registration statement, and under certain limited circumstances the holders of a majority of the founder shares, the sponsor warrants, and the shares purchased by Mr. Baldwin in a private placement are entitled to require us to effect an underwritten public offering of its registrable securities registered on the shelf registration statement, if the market value of the registrable securities included in any such offering is at least $10.0 million in the aggregate. The holders of the registrable securities also have certain “piggyback” registration rights to participate in certain registered offerings by us following the Business Combination. All of the registration rights described in this paragraph are subject to the restrictions in the amended and restated registration rights agreement. We will pay the expenses in connection with the exercise of these rights. In connection with the secondary public offering of our shares of common stock in September 2013, we paid a total of $1,066,981 of expenses pursuant to the amended and restated registration rights agreement.
On July 30, 2014, we entered into an amendment to the registration rights agreement to provide customary registration rights, including demand registration and unlimited piggy-back rights, with respect to the common stock for which the warrants held by the MCP Funds are exercisable.
Governance Agreement
In connection with the closing of the Business Combination, we entered into a governance agreement with the Clinton Funds and the MCP Funds (the “Governance Agreement”). Pursuant to the governance agreement, we initially had nine directors, five of whom were designated by the MCP Funds, three of whom were existing directors prior to the Business Combination, and the remaining one of whom was our then Chief Executive Officer. The governance agreement further sets forth situations where the Board can expand, as well as detailing the requirements for director and officer insurance. The MCP Funds shall have the right to designate a proportionate number (rounding up in each instance but, in any event, no more than 5/9ths) of the nominees for election to our Board for so long as the MCP Funds beneficially own 5% or more of the total number of shares of our common stock then outstanding. Further, for so long as the MCP Funds are entitled to designate nominees constituting a majority of the Board pursuant to the governance agreement, the MCP Funds shall designate the Chairman of the Board. In addition, until the earlier of (1) the date the Sponsor ceases to own at least 5% of the total number of our shares of common stock then outstanding and (2) the third anniversary of the closing of the Business Combination, if Mr. Baldwin, Mr. DePerio or Mr. McCray ceases to serve on the Board for any reason, the Sponsor is entitled to designate a successor to serve the remainder of one of such directors’ term of service. In addition, from and after the third anniversary of the closing of the Business Combination, as long as the Sponsor continues to own at least 5% of the total number of our shares of common stock then outstanding the Sponsor shall have the right to designate one representative for election to the Board. The initial three members of each of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee are also set forth, and the compensation of certain directors is detailed.
Lockup Agreement
In connection with the closing of the Business Combination, we entered into a lockup agreement with the MCP Funds and with Monomoy Capital Partners, L.P. and Monomoy Capital Partners II, L.P. together as the stockholders’ representative. The lockup provisions of that agreement ended on November 17, 2013. Pursuant to other provisions of the lockup agreement that remain in effect, however, in the event the trading price of our common stock does not exceed certain price targets subsequent to the closing, the Former EveryWare stockholders will forfeit any and all rights to a portion of the shares that were issued at the closing as part of the 3,500,000 additional shares issued as part of the consideration for the Business Combination that were subject to such forfeiture (the “Earnout Shares”) , which forfeiture will be effected by us redeeming such shares from the Former EveryWare stockholders for nominal consideration. In the event the last sale price of our common stock did not equal or exceed $11.00, $12.50, and $15.00 per share (as adjusted for stock splits, share dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within at least one 30 trading day period on or prior to the fifth anniversary of the closing date, each Former EveryWare stockholder would forfeit any and all rights to a pro rata portion (as amongst the Former EveryWare stockholders and their permitted transferees) of 1,000,000, 1,250,000, and 1,250,000 of the shares issued at the closing as part of the Earnout Shares, respectively. During 2013, the vesting triggers associated with $11.00 and $12.50 share prices were achieved; therefore 2,250,000 of the Earnout Shares vested and 267,380 shares held by the Sponsor that were subject to forfeiture vested.
Consulting Services Agreement
On September 24, 2013, we entered an into a consulting services agreement with Monomoy Capital Management, L.P. (“MCM”), an affiliate of the MCP Funds, relating to certain business, financial management, and related consulting services to be rendered by MCM to EveryWare Global and its subsidiaries (the “Services”). The initial term of the consulting services agreement was three months and the consulting services agreement will be extended automatically thereafter on a month-to-month basis, provided that either party may elect in writing to terminate the consulting services agreement upon 10 days’ prior written notice of the expiration of the current or extended term. Subject to the terms of our credit agreements, we will pay to MCM a monthly fee in an aggregate amount of $35,700 for the Services. In addition, subject to the terms of our expense reimbursement and travel policies, we will reimburse MCM or any of its affiliates, or any of their respective members, managers, partners, directors, officers, employees, or agents, for all reasonable out-of-pocket fees and expenses incurred in the performance of the Services rendered under the consulting services agreement, the unreimbursed potion of which shall not exceed $20,000 at any time. We agreed to indemnify and hold harmless MCM, its affiliates, and any of their respective past, current, or future members, managers, partners, directors, officers, employees, agents, and/or controlling persons for claims arising out of, related to, caused by, based upon, or in connection with any act or omission of, or on behalf of, the Company, any of its subsidiaries, MCM, or any of the other indemnified persons, or any act or omission made at the direction of the Company or any of its subsidiaries, except to the extent such liability is finally determined by a court of competent jurisdiction to have resulted directly and primarily from the fraud, bad faith, gross negligence, or willful misconduct of the person seeking indemnification. We paid MCM $235,000 in fees and expenses for the fiscal year ended December 31, 2014, under the consulting services agreement. Since July 2014 the Company has not used or paid for services under this consulting agreement.
Settlement Agreement
On April 1, 2014, we entered into a Confidential Separation Agreement and General Release with Kerri Cardenas Love, our former Chief Administrative Officer and General Counsel, whose last date of employment with us was October 7, 2013. In consideration of Ms. Love’s release of her alleged claims against us, including but not limited to claims of gender bias and retaliatory conduct, and the other covenants and agreements given by Ms. Love, we agreed to pay Ms. Love (a) a severance payment in the amount of $140,000, representing six months of her base salary as of the last date of employment, consistent with the terms of her employment agreement, (b) a payment in the amount of $810,000, as payment in respect of alleged compensable non-wage damages Ms. Love claimed to have suffered and (c) reimbursement of $19,165 of Ms. Love’s legal expenses. Ms, Love was also awarded $130,000 for securities counsel fees due to a claim for indemnification as a former officer of the Company.
Securities Purchase Agreement
On July 30, 2014, the Company and the MCP Funds entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the MCP Funds agreed to invest $20 million in return for Series A Senior Redeemable Preferred Stock (the “Preferred Stock”) and warrants to acquire 4,438,004 shares of our common stock (the “Sponsor Warrants”). The Purchase Agreement includes certain customary representations and warranties and mutual indemnification and releases. Pursuant to the Certificate of Designation (the “Certificate of Designation”) authorizing the Preferred Stock, the Preferred Stock ranks senior to all other capital securities of the Company (any such security, a “Junior Security”). The MCP Funds received a fee of $1.2 million for investing in the Preferred Stock, which was paid in additional shares of the Preferred Stock. As a result, the initial liquidation value of the Preferred Stock is $21.2 million. The Preferred Stock will accrue a 15% cumulative annual dividend on the Liquidation Preference, payable quarterly in kind and compounded quarterly. The dividends will be added to the Liquidation Preference each quarter. Upon the repayment of the Company’s current term loan, the 15% dividend accruing thereafter will be paid in cash. We may redeem the Preferred Stock for cash, upon 60 days’ prior notice, at a price equal to 105% of Liquidation Preference (including all accrued and unpaid dividends). Upon a liquidation event, including certain changes of control, the holders of the Preferred Stock will be entitled to a payment in cash equal to then liquidation value of the Preferred Stock. The Preferred Stock is not entitled to any voting rights, except that without the prior consent of the holders of a majority of the shares of Preferred Stock outstanding, we will not (i) authorize, create or issue, or increase the number of authorized or issued shares of, any class or series of preferred stock, (ii) authorize, create or issue, or increase the number of authorized or issued shares of, any other capital stock of any class or series, except for common stock, (ii) declare or pay dividends or make any distributions in respect of any class or series of stock or purchase or redeem any junior securities, (iv) amend, alter or repeal any provisions of our certificate of incorporation (including the Certificate of Designations) or bylaws, or the charter or bylaws of any of our subsidiaries, (v) enter into any transaction that would result in a change of control, (vi) amalgamate, consolidate, convert or merge with any other person, or enter into or form any partnership or joint venture or acquire any securities in any other person or (vii) authorize or adopt any equity incentive plan, increase the number of options or securities available for grant or issuance under an equity incentive plan, grant any allocation of options or securities under any equity incentive plan, amend or supplement any equity incentive plan or authorize or issue any incentive compensation in the form of securities outside of an equity incentive plan.
Pursuant to the Purchase Agreement, the MCP Funds also received the warrants, which have an exercise price of $0.01 per share, and a term of seven years. The warrants contain customary adjustments to account for any stock splits, reorganizations, recapitalizations, mergers, combinations, asset sales and stock dividends and similar events. If we makes a distribution to the holders of our common stock of any asset, including cash, or any security, including subscription rights, other than a distribution in connection with a liquidation, distribution or winding up of the Company and other than a stock dividend payable in common stock, then we will distribute to the holder of each Sponsor Warrant the portion of the distribution that a holder of the number of shares of common stock issuable upon exercise of the Sponsor Warrant would have received.
Interim CFO Agreement
On September 23, 2014, we entered into an agreement with Alvarez & Marsal North America, LLC (“A&M”) pursuant to which Joel Mostrom would act as our Interim Chief Financial Officer. The agreement also provided for additional employees of A&M to be made available as required to assist Mr. Mostrom in the execution of his duties as Interim Chief Financial Officer. Such duties are described in the agreement as all normal and customary duties required of chief financial officers, plus such other services as may be requested or directed by our Chief Executive Officer or its Board. In compensation for making Mr. Mostrom available under the agreement, A&M is to receive a bi-weekly fee of $31,680 from us, plus reasonable out-of-pocket expenses. To the extent that other employees of A&M are made available to us under the agreement to assist Mr. Mostrom, A&M will be compensated for their time on an hourly basis. The agreement does not have a set term but may be terminated by either party without cause at any time upon five days’ written notice. Mr. Mostrom remained an employee of A&M in his capacity as Senior Director while he serves as our Interim Chief Financial Officer. We paid A&M $348,480 for the fiscal year ended December 31, 2014 for Mr. Mostrom’s services as our Interim Chief Financial Officer.
Director Independence
For purposes of The NASDAQ Stock Market (“NASDAQ”) listing rules, we are a “controlled company.” Controlled companies under those rules are companies of which more than 50% of the voting power for the election of directors is held by an individual, a group, or another company. The MCP Funds control more than 50% of the combined voting power of our common stock and have the right to designate a majority of the members of our Board for nomination for election and the voting power to elect such directors. Accordingly, we are eligible to take advantage of certain exemptions from corporate governance requirements provided in the NASDAQ listing rules. Specifically, as a controlled company, we are not required to have and do not have (i) a Nominating/Corporate Governance Committee composed entirely of independent directors, or (ii) a Compensation Committee composed entirely of independent directors. In accordance with those exemptions, the Corporate Governance and Nominating and the Compensation Committees do not consist entirely of independent directors.
Based upon the information submitted by each director, the Board has determined that each of Messrs. Baldwin, De Perio, Krueger and Wainshal and Ms. Richstone is an “independent director,” as such term is defined in the NASDAQ listing rules. The Board regularly re-evaluates the independence of each director and may in the future determine that other current directors are independent under the rules of the NASDAQ listing rules.
The controlled company exemption does not apply to the independence requirements for the Audit Committee, and the Board has determined that the three current members of the Audit Committee all meet the NASDAQ independence requirements, as further discussed below.
Item 14. Principal Accountant Fees and Services
Principal Accounting Fees and Services
The table below provides the aggregate fees paid or accrued by the Company to its independent registered public accounting firm, BDO USA, LLP (“BDO”), for the years ended December 31, 2014 and 2013, respectively:

	Notes	2014	2013
Audit Fees	(1)	$609,133	$1,004,642
Audit-Related Fees		—	—
Total Audit and Audit-Related Fees		609,133	1,004,642
Tax Fees	(2)	—	6,464
All Other Fees		—	—
Total		$609,133	$1,011,106

(1)
Includes fees for the audit of annual consolidated financial statements and reviews of unaudited quarterly consolidated financial statements, audit services in 2013 in connection with the Business Combination and our Registration Statement on Form S-3, and consents related to filings with the SEC.

(2)	Primarily fees for tax compliance, tax planning and tax audits. In 2013, the payments were all in connection with tax audit services.
The Audit Committee annually approves the scope and fees payable for the year-end audit, statutory audits, and employee benefit plan audits to be performed by the independent registered public accounting firm for the next fiscal year. Management also defines and presents to the Audit Committee specific projects and categories of service, together with the corresponding fee estimates related to the services requested. The Audit Committee reviews these requests and, if acceptable, pre-approves the engagement of the independent registered public accounting firm. The Audit Committee authorizes its Chair to pre-approve all non-audit services on behalf of the Audit Committee during periods between regularly scheduled meetings, subject to ratification by the Audit Committee. For 2014 and 2013, the Audit Committee, either itself directly or through its Chair, pre-approved all Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees. The Company’s Chief Financial Officer summarizes on an annual basis the external auditor services and fees paid for pre-approved services and reports on a quarterly basis if there are any new services being requested requiring pre-approval by the Audit Committee.
All of the services provided by BDO in 2014 and 2013 were approved in accordance with the foregoing policies and procedures.
Change of the Company’s Independent Registered Public Accounting Firm
On May 21, 2013, in connection with the closing of the Business Combination, we engaged BDO, Former EveryWare’s independent accountant prior to the Business Combination, as our independent registered public accounting firm to audit the combined company’s financial statements. Our Board approved the change of accountants to BDO. Accordingly, as of May 21, 2013, Rothstein Kass, ROI’s independent accountant prior to the Business Combination, was informed that it would be dismissed as our independent accountant following the filing of our Quarterly Report on Form 10-Q for the quarter ending June 30, 2013.
During the two fiscal years ended December 31, 2011 and 2012, and the subsequent interim period through May 21, 2013, there were no: (1) disagreements with Rothstein Kass on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure, which disagreements if not resolved to its satisfaction would have caused it to make reference to the subject matter of the disagreement in connection with its report, or (2) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.
The audit report of Rothstein Kass on the consolidated balance sheets, statements of income, stockholders equity, and cash flows of ROI for the years ended December 31, 2012 and 2011, did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.
We furnished a copy of the disclosures above under this heading to Rothstein Kass and requested that Rothstein Kass furnish us with a letter addressed to the SEC stating whether or not it agreed with the above statements. A copy of such letter from Rothstein Kass was attached as Exhibit 16.2 our Current Report on Form 8-K filed on May 28, 2013.
During the last two fiscal years and subsequent interim periods preceding its engagement, BDO USA, LLP was not consulted on any matter relating to the application of accounting principles with respect to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.
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
2.1
Business Combination Agreement and Plan of Merger, dated as of January 31, 2013, by and among ROI Acquisition Corp., ROI Merger Sub Corp., ROI Merger Sub LLC and EveryWare Global, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 31, 2013).

2.2
Amendment No. 1 to the Business Combination Agreement and Plan of Merger, dated as of May 8, 2013, by and among ROI Acquisition Corp., ROI Merger Sub Corp., ROI Merger Sub LLC and EveryWare Global, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 1, 2013).

2.3
Share Purchase Agreement, dated as of August 21, 2014, by Oneida International Limited, a wholly owned subsidiary of EveryWare Global, Inc. and HUK 54 Limited, a subsidiary of Hilco Capital Limited (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K/A filed on August 27, 2014).

3.1	Third Amended and Restated Certificate of Incorporation of EveryWare Global, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed May 28, 2013).
3.2	Amended and Restated Bylaws of EveryWare Global, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2014).
3.3
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

4.5
Warrant Agreement, dated July 30, 2014 by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on July 31, 2014).

4.6	Form of Lender Warrant (incorporated by reference to Exhibit A to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2014).
4.7	Form of Sponsor Warrant (incorporated by reference to Exhibit B to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2014).
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

10.3
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

10.5
Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of May 14, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2014).

10.6
Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of May 30, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 2, 2014).

10.7
Amendment No. 3 to Second Amended and Restated Loan and Security Agreement, dated as of June 30, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 1, 2014).

10.8
Amendment No. 4 to Second Amended and Restated Loan and Security Agreement, dated as of July 15, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed July 16, 2014).

10.9
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

10.13
First Amendment to the Amended and Restated Registration Rights Agreement, dated as of July 30, 2014, by and among the Company, Monomoy, Clinton Magnolia Master Fund, Ltd. and Clinton Spotlight Master Fund, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 31, 2014).

10.14
Lockup Agreement, dated as of May 21, 2013, by and among EveryWare Global, Inc., Monomoy Capital Partners, L.P., MCP Supplemental Fund, L.P., Monomoy Executive Co-Investment Fund, L.P., Monomoy Capital Partners II, L.P. and MCP Supplemental Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.15
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

10.16
Amended & Restated Advisory Agreement, dated as of March 23, 2012, by and among Oneida Ltd., EveryWare Inc., Universal Tabletop, Inc., Anchor Hocking, LLC and Monomoy Capital Management, LLC (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.17
Letter Agreement, dated as of May 21, 2013, by and among EveryWare Global, Inc., Monomoy Capital Partners, L.P., MCP Supplemental Fund, L.P., Monomoy Executive Co-Investment Fund, L.P., Monomoy Capital Partners II, L.P. and MCP Supplemental Fund II, L.P. (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.18
Consulting Services Agreement, dated as of September 24, 2013, between the EveryWare Global, Inc. and Monomoy Capital Management, L.P (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2013).

10.19+	EveryWare Global, Inc. 2012 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.20+
Form of Nonqualified Stock Option Agreement under EveryWare Global, Inc. 2012 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.21+	EveryWare, Inc., Sale of the Company Bonus Plan (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed on May 28, 2013)
10.22+	Form of EveryWare, Inc. Sale of the Company Bonus Plan Award Notice (incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.23+
Employment Agreement, dated as of August 14, 2013, between EveryWare Global, Inc. and John K. Sheppard (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K on August 20, 2013).

10.24+
Employment Agreement, dated as of December 31, 2012, between EveryWare Global, Inc. and Umberto Filice (incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.25+
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

10.31+	Anchor Hocking 2012 Management Incentive Plan (incorporated by reference to Exhibit 10.28 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.32+	Oneida 2012 Management Incentive Plan (incorporated by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.33+	EveryWare Global, Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.34+
EveryWare Global, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed on May 28, 2013).

10.35+	The EveryWare Short-Term Incentive Plan - Amended (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 10, 2014).
10.36+
Form of Stock Option Agreement pursuant to the EveryWare Global, Inc. 2013 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 18, 2013).

10.37+	Amendment No. 1 to the EveryWare Global, Inc. 2012 Stock Option Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
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

10.40	Form of Indemnification Agreement for Messrs. DePerio, McCray and Baldwin (incorporated by reference to Exhibit 10.33 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.41	Form of Indemnification Agreement for Messrs. Krueger, Sheppard and Wainshal (incorporated by reference to Exhibit 10.34 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.42	Form of Indemnification Agreement for Messrs. Collin and Presser (incorporated by reference to Exhibit 10.35 to the registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.43
Common Stock Purchase Agreement, dated May 20, 2013, between ROI Acquisition Corp. and Clinton Magnolia Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 21, 2013).

10.44
Common Stock Purchase Agreement, dated May 20, 2013, between ROI Acquisition Corp. and Clinton Spotlight Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 21, 2013).

10.45
Lockup Agreement, dated May 20, 2013, among ROI Acquisition Corp., Clinton Spotlight Master Fund, L.P. and Clinton Magnolia Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 21, 2013).

10.46
Equity Commitment Letter, dated as of March 31, 2014, among Monomoy Capital Partners, L.P, Monomoy Capital Partners II, L.P. and the Company (incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2014).

10.47	Confidential Agreement and Release dated December 11, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 16, 2014).
10.48	Forbearance Agreement relating to Term Loan Agreement, dated as of May 30, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2014).
10.49
Amendment No. 1 to Forbearance Agreement relating to the Term Loan Agreement, dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 1, 2014).

10.50
Amendment No. 2 to Forbearance Agreement relating to the Term Loan Agreement, dated as of July 15, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 16, 2014).

10.51
Amendment No. 3 to Forbearance Agreement relating to the Term Loan Agreement, dated as of July 22, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 23, 2014).

10.52
Securities Purchase Agreement, dated as of July 30, 2014, among the Company and the Investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 31, 2014).

10.53
Letter Agreement, dated as of July 31, 2014 among Burdale Financial Limited to Oneida International Limited, Oneida U.K. Limited and EveryWare Global, Inc. regarding temporary forbearance (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014).

10.54	Engagement Letter between Alvarez & Marsal and EveryWare Global, Inc. dated September 23, 2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 23, 2014).
21.1	Subsidiaries of the registrant.
31.1	Certification by Sam A. Solomon, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Joel Mostrom, Interim Chief Financial Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
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
President and Chief Executive Officer

Date: April 14, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Collin	Chairman and Director	April 14, 2015
Daniel Collin

/s/ Sam A. Solomon	President and Chief Executive Officer (Principal Executive Officer)	April 14, 2015
Sam A. Solomon

/s/ Thomas Baldwin	Director	April 14, 2015
Thomas Baldwin

/s/ Joseph De Perio	Director	April 14, 2015
Joseph De Perio

/s/ William Krueger	Director	April 14, 2015
William Krueger

/s/ Stephen Presser	Director	April 14, 2015
Stephen Presser

/s/ Ellen Richstone	Director	April 14, 2015
Ellen Richstone

/s/ Ron Wainshal	Director	April 14, 2015
Ron Wainshal

/s/ Joel Mostrom	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2015
Joel Mostrom